Form 10-Q
period 1995-09-30
GROWTH HOTEL INVESTORS II
filed 1995-11-13
CIK 791346

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  September 30, 1995

                                  OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

                   Commission file number   0-16491

                      Growth Hotel Investors II,
                   a California Limited Partnership
        (Exact name of Registrant as specified in its charter)

     California                                                94-2997382
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

     5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia  30328
     (Address of principal executive office)           (Zip Code)

   Registrant's telephone number, including area code (770) 916-9090

                                  N/A
  Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X   No_____

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under
a plan confirmed by a court.   Yes _____ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.


                                1 of 15



      GROWTH HOTEL INVESTORS II - FORM 10-Q - SEPTEMBER 30, 1995
                   a California Limited Partnership

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets
                                             September 30,  December 31,
                                                 1995          1994
                                             ------------   ------------
Assets

Cash and cash equivalents                    $ 12,252,000   $ 11,776,000
Restricted cash                                   866,000      2,241,000
Deferred costs                                  2,067,000        943,000
Accounts receivable and other assets            1,428,000        843,000

Real Estate:

  Real estate                                 121,408,000    127,768,000
  Accumulated depreciation                    (36,723,000)   (43,597,000)
                                             ------------   ------------

Real estate, net                               84,685,000     84,171,000
                                             ------------   ------------

  Total assets                               $101,298,000   $ 99,974,000
                                             ============   ============

Liabilities and Partners' Equity

Accounts payable and other liabilities       $  2,160,000   $  2,021,000
Due to an affiliate of the joint
   venture partner                                511,000        735,000
Notes payable                                  56,236,000     56,885,000
                                             ------------   ------------

  Total liabilities                            58,907,000     59,641,000
                                             ------------   ------------

Minority interest in joint ventures             4,321,000     4,608,000
                                             ------------   ------------

Commitments and Contingencies

Partners' Equity (Deficit):
 General partner                                 (265,000)      (313,000)
    Limited partners (58,982 units
     outstanding at September 30, 1995
     and December 31, 1994)                    38,335,000     36,038,000
                                             ------------   ------------


    Total partners' equity                     38,070,000     35,725,000
                                             ------------   ------------

    Total liabilities and partners' equity   $101,298,000   $ 99,974,000
                                             ============   ============

            See notes to consolidated financial statements.

                                2 of 15



      GROWTH HOTEL INVESTORS II - FORM 10-Q - SEPTEMBER 30, 1995
                   a California Limited Partnership

Consolidated Statements of Operations

                                              For the Nine Months Ended
                                             September 30,  September 30,
                                                  1995          1994
                                             -------------  -------------
Revenues:

  Hotel operations                           $ 38,408,000   $ 35,704,000
  Interest income                                 373,000        294,000
                                             ------------   ------------
    Total revenues                             38,781,000     35,998,000
                                             ------------   ------------

Expenses:

  Hotel operations                             23,457,000     21,945,000
  Interest                                      4,125,000      4,143,000
  Depreciation                                  3,690,000      3,392,000
  General and administrative                      682,000      1,001,000
                                             ------------   ------------

    Total expenses                             31,954,000     30,481,000
                                             ------------   ------------
Income from operations before minority
    interest in joint ventures' operations
    and extraordinary item                      6,827,000      5,517,000

Minority interest in joint ventures'
    operations                                 (1,832,000)    (1,259,000)
                                             ------------   ------------
Income before extraordinary item                4,995,000      4,258,000

Extraordinary item:

Gain on extinguishment of debt                          -         98,000
                                             ------------   ------------
Net income                                   $  4,995,000   $  4,356,000
                                             ============   ============

Net income per limited partnership
 assignee unit:

Income before extraordinary item             $      82.99   $      70.75

Extraordinary item                                      -           1.63
                                             ------------   ------------

Net income                                   $      82.99   $      72.38
                                             ============   ============


Cash distributions per limited partnership
   assignee unit                             $      44.05   $      43.13
                                             ============   ============

            See notes to consolidated financial statements.

                                3 of 15



      GROWTH HOTEL INVESTORS II - FORM 10-Q - SEPTEMBER 30, 1995
                   a California Limited Partnership

Consolidated Statements of Operations

                                              For the Three Months Ended
                                             September 30,  September 30,
                                                  1995          1994
                                             -------------  -------------
Revenues:

  Hotel operations                           $ 13,916,000   $ 13,056,000
  Interest income                                 131,000         95,000
                                             ------------   ------------

    Total revenues                             14,047,000     13,151,000
                                             ------------   ------------
Expenses:

  Hotel operations                              8,293,000      7,643,000
  Interest                                      1,355,000      1,379,000
  Depreciation                                  1,383,000      1,111,000
  General and administrative                      214,000        423,000
                                             ------------   ------------
    Total expenses                             11,245,000     10,556,000
                                             ------------   ------------
Income from operations before minority
    interest in joint ventures'
    operations                                  2,802,000      2,595,000
Minority interest in joint ventures'
    operations                                   (436,000)      (588,000)
                                             ------------   ------------
Net income                                   $  2,366,000   $  2,007,000
                                             ============   ============
Net income per limited partnership
    assignee unit                            $      39.31   $      33.35
                                             ============   ============
Cash distributions per limited partnership
    assignee unit                            $      14.38   $      14.38
                                             ============   ============

            See notes to consolidated financial statements.

                                4 of 15



      GROWTH HOTEL INVESTORS II - FORM 10-Q - SEPTEMBER 30, 1995
                   a California Limited Partnership

Consolidated Statements of Cash Flows

                                              For the Nine Months Ended
                                             September 30,  September 30,
                                                 1995           1994
                                             -------------  -------------
Operating Activities:

Net income                                   $  4,995,000   $  4,356,000
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
    Depreciation and amortization               3,992,000      3,555,000
    Minority interest in joint ventures'
      operations                                1,832,000      1,259,000
    Gain on extinguishment of debt                      -        (98,000)
    Deferred costs paid                        (1,425,000)             -
Changes in operating assets and liabilities:
    Accounts receivable and other assets         (585,000)      (178,000)
    Accounts payable, other liabilities
      and due to an affiliate of joint
      venture partner                             (85,000)        51,000
                                             ------------   ------------
Net cash provided by operating activities       8,724,000      8,945,000
                                             ------------   ------------
Investing Activities:

Properties and improvement additions           (3,912,000)    (1,647,000)
Restricted cash decrease (increase)             1,375,000       (787,000)
Purchase of cash investments                            -     (2,013,000)
Proceeds from maturity of cash investments              -      2,376,000
Purchase of minority interest in joint venture   (300,000)             -
                                             ------------   ------------
Net cash (used in) investing activities        (2,837,000)    (2,071,000)
                                             ------------   ------------
Financing Activities:

Satisfaction of note payable                            -       (150,000)
Notes payable principal payments                 (649,000)      (487,000)
Joint venture partner distributions            (2,112,000)      (314,000)
Cash distribution to partners                  (2,650,000)    (2,596,000)
                                             ------------   ------------
Cash (used in) financing activities            (5,411,000)    (3,547,000)
                                             ------------   ------------
Increase in Cash and Cash Equivalents             476,000      3,327,000

Cash and Cash Equivalents at Beginning
  of Period                                    11,776,000      7,247,000
                                             ------------   ------------
Cash and Cash Equivalents at End of Period   $ 12,252,000   $ 10,574,000

                                             ============   ============

Supplemental Disclosure of Cash Flow
  Information:
    Interest paid in cash during the period  $  4,003,000   $  4,027,000
                                             ============   ============

Supplemental Disclosure of Non-Cash
  Investing and Financing Activities:
    Purchase of minority interest in joint venture - Note 4
    Gain on Extinguishment of Debt in 1994 - Note 5
    Fully depreciated assets of approximately $10,565,000 were written off during the nine months ended September 30, 1995.

            See notes to consolidated financial statements.

                                5 of 15



      GROWTH HOTEL INVESTORS II - FORM 10-Q - SEPTEMBER 30, 1995
                   A California Limited Partnership

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General

     The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994. Certain accounts have been reclassified in order to conform to the current period.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as described in Notes 4 and 5.

     The results of operations for the nine and three months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

     On August 17, 1995, the stockholders of National Property Investors, Inc. ('NPI, Inc.'), the sole shareholder of NPI Equity Investments II, Inc. ('NPI Equity'), the managing general partner of Fox Realty Investors, the general partner of the Partnership's general partner, entered into an agreement to sell to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ('Insignia'), all of the issued and outstanding stock of NPI, Inc. The sale of the stock is subject to the satisfaction of certain conditions and is scheduled to close in January 1996.

2.   Transactions with Related Parties

     Affiliates of MGP received reimbursement of administrative expenses amounting to $117,000 and $107,000 during the nine month periods ended September 30, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

     In accordance with the Partnership Agreement, the general partner and affiliates received a Partnership management fee in the amount of 10 percent of cash from operations available for distribution (as defined in the Partnership Agreement). Fees paid pursuant to this agreement were $288,000 for each of the nine month periods ended September 30, 1995 and 1994. These fees are included in general and administrative expenses.

     The general partner received cash distributions of $52,000 during each of the nine month periods ended September 30, 1995 and 1994.

     In addition to the fees paid to the general partner and affiliates as set forth above, the Partnership has agreements with affiliates of its joint venture partners, which provide for the management and operations of the joint venture properties and services provided under each property's franchise agreement. Fees paid pursuant to these agreements are generally based on a percentage of gross revenues or room revenues from operations of the property and were $4,616,000 and $4,428,000 for the nine months ended September 30, 1995 and 1994, respectively. These expenses are included in operating expenses.

     During the nine months ended September 30, 1995, an affiliate of a joint venture partner was paid $37,000 relating to product improvement plans on all of the Partnership's properties. These fees are included in operating expenses.

                                6 of 15

      GROWTH HOTEL INVESTORS II - FORM 10-Q - SEPTEMBER 30, 1995
                   A California Limited Partnership

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Restricted Cash

     Restricted cash at September 30, 1995 represents funds provided for and maintained by certain properties pursuant to the related notes payable agreements, primarily relating to the Combined Fund, to meet future capital requirements and debt service payments.

4.   Purchase of Minority Interest

     On May 1, 1995, the Partnership acquired the 25% minority interest in the joint venture which owned the Hampton Inn - Kansas City hotel property for $300,000. The carrying value of the property was increased by $293,000, which reflects the purchase price of $300,000, offset by the $7,000 payable to the joint venture partner on May 1, 1995.

5.   Extraordinary Item - Gain on Extinguishment of Debt

     On May 4, 1994, the Partnership paid approximately $150,000 in full satisfaction, at a discount, of the contingent purchase money note on the Partnership's Hampton Inn - Colorado Springs property. The Partnership recorded an extraordinary gain on the extinguishment of debt of $98,000, representing $50,000 of notes payable and $48,000 of accrued interest.

6.   Distributions

     The Partnership distributed $44 per unit ($2,598,000 in total) and $43 per unit ($2,544,000 in total) to the holders of limited partnership units during the nine month periods ended September 30, 1995 and 1994, respectively. The general partner received cash distributions of $52,000 during each of the nine month periods ended September 30, 1995 and 1994.

7.   Amendment to Service Agreement


     The Partnership paid $1,425,000 in January 1995 to MMI amending their services agreement to provide for a reduction in the monthly asset management fee from $54,500 to $7,000, the elimination of fees payable to MMI for its assistance in refinancings and sales of properties owned by the Partnership and provides the Partnership with the ability to terminate MMI's services at will.

     The buyout of the service contract is being amortized over the remaining term of the service agreement of 10 years. For the nine months ended September 30, 1995, $107,000 has been amortized and is included in general and administrative expenses.

8.   Subsequent Events

     On October 1, 1995, the Partnership satisfied the first mortgage encumbering its Hampton Inn - Dublin property in the amount of approximately $3,250,000. The note was due to mature in April 1996. In addition, the Partnership acquired the 30% minority interest in the joint venture which owned the Hampton Inn - Dublin hotel property for $75,000.

                                7 of 15



      GROWTH HOTEL INVESTORS II - FORM 10-Q - SEPTEMBER 30, 1995
                   A California Limited Partnership

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

All of Registrant's properties are hotels. Registrant receives hotel operating revenues and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. Registrant uses working capital reserves provided from any undistributed cash flow from operations as its primary source of liquidity. For the long term cash from operations will remain Registrant's primary source of liquidity. All of Registrant's properties generated positive cash flow during the nine months ended September 30, 1995. During the first nine months of 1995, Registrant distributed to the holders of limited partnership units $44 per unit ($2,598,000 in total) and $52,000 to the general partner. Distributions are expected to continue at the same rate.

The level of liquidity based on cash and cash equivalents experienced a $476,000 increase at September 30, 1995, as compared to December 31, 1994. Registrant's $8,724,000 of cash from operating activities was significantly offset by $5,411,000 of cash used in financing activities and $2,837,000 of cash used in investing activities. Financing activities consisted of $2,650,000 of cash distributions to partners, $2,112,000 of joint venture partner distributions and $649,000 of notes payable principal payments. Investing activities consisted of $3,912,000 of improvements to real estate and $300,000 for the purchase of the minority interest in the joint venture which owned the Hampton Inn - Kansas City, which was partially offset by a $1,375,000 decrease in restricted cash. Net cash provided by operating activities decreased during the nine months ended September 30, 1995, as compared to 1994, due to the $1,425,000 paid to MMI to amend their services agreement, which was substantially offset by improved operations at the majority of Registrant's properties. The amendment to the services agreement provided for a reduction in MMI's monthly asset management fee from $54,500 to $7,000, elimination of fees payable to MMI for its assistance in the refinancing and sales of properties owned by Registrant and provides Registrant with the ability to terminate MMI's services at will. Registrant's fixed asset improvements increased significantly, primarily due to the installation of electronic locks, computer and phone system upgrades and room renovations at the Combined Fund's eighteen properties. The Combined Fund's property improvements were funded from working capital reserves and restricted cash. Based on the results of a review of property physical condition (conducted by an affiliate of Registrant's joint venture partner in the Combined Fund), Registrant anticipates spending approximately $5,000,000 to upgrade its hotels in order to remain competitive. The improvements will be funded from working capital reserves and restricted cash. All other increases

(decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are invested in money market accounts, repurchase agreements secured by United States Treasury obligations and other short term investments. The Managing General Partner believes that, if market conditions remain relatively stable, cash flows from operations, when combined with working capital reserves, will be sufficient to fund essential capital improvements, regular debt service payments and cash distributions to partners during the next twelve months and the foreseeable future. On October 1, 1995, Registrant satisfied the first mortgage encumbering its Hampton Inn - Dublin property in the amount of approximately $3,250,000. The mortgage was due to mature in April 1996. In addition, Registrant acquired the 30% minority interest in the joint venture which owned the Hampton Inn - Dublin for $75,000 (See Item 1, Note 8). The first mortgage encumbering Registrant's

                                8 of 15

      GROWTH HOTEL INVESTORS II - FORM 10-Q - SEPTEMBER 30, 1995
                   A California Limited Partnership

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Liquidity and Capital Resources (Continued)

Hampton Inn - Kansas City property matures in January 1996, at which time a balloon payment of $2,714,000 will be due. Registrant intends to satisfy this mortgage prior to the maturity date. An additional balloon payment on the mortgage encumbering Registrant's Hampton Inn - North Dallas property is due in December 1996 in the amount of approximately $2,927,000. Registrant's consolidated joint venture, the Combined Fund, has balloon payments due in December 1996 of approximately $40,275,000 and $5,412,000 in 1997. Registrant's remaining properties have balloon payments due in 1998 and 2016. The Managing General Partner is confident that each property generates sufficient cash flow to allow all mortgages to be refinanced or satisfied in an orderly fashion.

On May 1, 1995, Registrant acquired the 25% minority interest in the joint venture which owned the Hampton Inn - Kansas City for $300,000 (see Item 1, Note 4).

On August 17, 1995, the stockholders of NPI, Inc., the sole shareholder of NPI Equity, agreed to sell to Insignia all of the issued and outstanding stock of NPI, Inc. The consummation of this transaction is subject to the satisfaction of certain conditions (including, third party consents and other conditions not within the control of the parties to the agreement) and is scheduled to close in January 1996. Upon closing, it is expected that Insignia will elect new officers and directors of NPI Equity. The Managing General Partner does not believe these transactions will have a significant effect on Registrant's liquidity or results of operation.


Real Estate Market

The income and expenses of operating the properties owned by Registrant are subject to factors outside of Registrant's control, such as over-supply of similar properties resulting from over-building, increases in unemployment, population shifts or changes in patterns or needs of users. Expenses, such as local real estate taxes and miscellaneous expenses, are subject to change and cannot always be reflected in room rate increases due to market conditions. In addition, there are risks inherent in owning and operating lodging facilities because such properties are management and labor intensive and especially susceptible to the impact of economic and other conditions outside the control of Registrant.

There have been, and it is possible there may be other Federal, State and local legislation and regulations enacted relating to the protection of the environment. Registrant is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties still owned by Registrant.

Results of Operations

Nine Months Ended September 30, 1995 vs. September 30, 1994

Operating results, before the minority interest in joint venture operations, improved by $1,310,000 for the nine months ended September 30, 1995, as compared to 1994, due to increases in revenues of $2,783,000 and expenses of $1,473,000.

                                9 of 15

      GROWTH HOTEL INVESTORS II - FORM 10-Q - SEPTEMBER 30, 1995
                   A California Limited Partnership

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Nine Months Ended September 30, 1995 vs. September 30, 1994 (Continued)

Revenues increased by $2,783,000 for the nine months ended September 30, 1995, as compared to 1994, due to increases of $2,704,000 in hotel operations and $79,000 in interest income. Hotel operations increased primarily due to increases in average daily room rates at all properties. Occupancy remained relatively stable, on an overall basis, throughout the portfolio. The largest increases in hotel operating revenue were at Registrant's Chapel Hill, Colorado Springs, Dublin and Greensboro properties. Interest income increased due to an increase in average working capital reserves available for investment and the effect of higher interest rates.

Expenses increased by $1,473,000 for the nine months ended September 30, 1995, as compared to 1994, due to increases in hotel operations of

$1,512,000 and depreciation expense of $298,000, which were partially offset by decreases in general and administrative expenses of $319,000 and interest expense of $18,000. Hotel operating expenses increased at Registrant's Combined Fund's eighteen properties, coupled with the buyout of the property manager's incentive management fee agreement in the amount of $375,000 paid on Registrant's Colorado Springs property during the second quarter of 1995. Depreciation expense increased due to significant fixed asset additions, which was partially offset by a portion of Registrant's prior year assets becoming fully depreciated. General and administrative expenses declined due to a decrease in asset management costs associated with the amendment of Registrant's services agreement in January 1995, which was partially offset by the amortization of the cost of buyout of the service agreement. Interest expense remained relatively constant.

Three Months Ended September 30, 1995 vs. September 30, 1994

Operating results, before the minority interest in joint venture operations, improved by $207,000 for the three months ended September 30, 1995, as compared to 1994, due to increases in revenues of $896,000 and expenses of $689,000.

Revenues increased by $896,000 for the three months ended September 30, 1995, as compared to 1994, due to increases of $860,000 in hotel operations and $36,000 in interest income. Hotel operations increased primarily due to increases in average daily room rates at all properties, except for Registrant's San Antonio - Northwest, which experienced a decline in room rates. Occupancy remained relatively stable, on an overall basis, throughout the portfolio. The largest increases in hotel operating revenue were at Registrant's Colorado Springs, Chapel Hill, Greensboro and Memphis - Poplar. Interest income increased due to an increase in average working capital reserves available for investment and the effect of higher interest rates.

Expenses increased by $689,000 for the three months ended September 30, 1995, as compared to 1994, due to increases in hotel operations of $650,000 and depreciation expense of $272,000 which were partially offset by decreases in general and administrative expenses of $209,000 and interest expense of $24,000. Hotel operating expenses increased primarily at Registrant's Combined Fund's eighteen properties. Depreciation expense increased due to significant fixed asset additions, which was partially

                               10 of 15

      GROWTH HOTEL INVESTORS II - FORM 10-Q - SEPTEMBER 30, 1995
                   A California Limited Partnership

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Three Months Ended September 30, 1995 vs. September 30, 1994 (Continued)

offset by a portion of Registrant's prior year assets becoming fully depreciated. General and administrative expenses declined due to a decrease in asset management costs associated with the amendment of Registrant's services agreement in January 1995, which was partially offset by the amortization of the cost of the buyout of the service agreement. Interest expense remained relatively constant.

Properties

A description of the hotel properties in which Registrant has an ownership interest, during the period covered by this Report, together with occupancy and room rate data follows:



                        GROWTH HOTEL INVESTORS II,
                     a California Limited Partnership

                      OCCUPANCY AND ROOM RATE SUMMARY

                                                                      Average                            Average
                                                                   Occupancy Rate (%)              Daily Room Rate ($)
                                                              ----------------------------    ----------------------------
                                                               Nine Months    Three Months    Nine Months     Three Months
                                                     Date         Ended          Ended           Ended           Ended
                                                      of      September 30,   September 30,   September 30,   September 30,
Name and Location                           Rooms  Purchase   1995    1994    1995    1994    1995    1994    1995    1994
-----------------                           -----  --------   ----    ----    ----    ----    ----    ----    ----    ----
Growth Hotel Investors II:

Hampton Inn-Kansas City                       122    12/87     84      83      88      90    54.83    51.42    57.37    54.17
Kansas City, Missouri

Hampton Inn-Eden Prairie                      124    12/87     76      78      88      91    56.50    53.49    59.27    55.12
Eden Prairie, Minnesota

Hampton Inn-Dublin                            123    04/88     74      74      80      81    53.92    48.23    54.27    49.10
Dublin, Ohio

Hampton Inn-North Dallas                      160    07/88     79      81      78      80    62.13    56.91    61.91    56.73
Addison, Texas

Hampton Inn-St. Louis                         124    07/89     74      78      83      87    58.01    56.64    59.97    58.14
St. Louis, Missouri

Hampton Inn-Colorado Springs                  128    12/89     80      79      92      93    55.24    49.06    68.78    57.98
Colorado Springs, Colorado

Growth Hotel Investors
  Combined Fund No. 1:

Hampton Inn-Memphis-I40 East                  117    12/86     82      85      87      90    53.20    49.81    54.46    51.26
Memphis, Tennessee

                                   11 of 15



          GROWTH HOTEL INVESTORS II - FORM 10-Q - SEPTEMBER 30, 1995
                       A California Limited Partnership

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Properties (Continued)

                                                                      Average                            Average
                                                                   Occupancy Rate (%)              Daily Room Rate ($)
                                                              ----------------------------    ----------------------------
                                                               Nine Months    Three Months    Nine Months     Three Months
                                                     Date         Ended          Ended           Ended           Ended
                                                      of      September 30,   September 30,   September 30,   September 30,
Name and Location                           Rooms  Purchase   1995    1994    1995    1994    1995    1994    1995    1994
-----------------                           -----  --------   ----    ----    ----    ----    ----    ----    ----    ----

Hampton Inn-Columbia-West                     121    12/86     85      85      83      86    54.05    50.78    54.50    51.57
West Columbia, South Carolina

Hampton Inn-Spartanburg                       112    12/86     72      72      76      78    47.27    42.70    48.80    43.04
Spartanburg, South Carolina

Hampton Inn-Little Rock-North                 123    12/86     82      78      86      88    48.64    45.65    49.96    45.62
North Little Rock, Arkansas

Hampton Inn-Amarillo                          116    12/86     78      80      89      93    51.14    48.20    55.55    52.35
Amarillo, Texas

Hampton Inn-Greenville                        123    12/86     81      81      83      83    52.10    47.30    52.82    47.96
Greenville, South Carolina

Hampton Inn-Charleston-Airport                125    12/86     79      83      78      84    53.70    50.29    53.62    50.47
North Charleston, South Carolina

Hampton Inn-Memphis-Poplar                    126    12/86     86      88      90      90    64.34    59.77    64.55    61.41
Memphis, Tennessee

Hampton Inn-Greensboro                        121    12/86     89      89      90      92    57.54    50.76    57.45    50.67
Greensboro, North Carolina

Hampton Inn-Birmingham                        123    12/86     84      85      85      86    58.42    54.95    59.81    55.89
Birmingham, Alabama

Hampton Inn-Atlanta-Roswell                   129    03/87     84      83      84      87    58.43    54.18    60.33    54.80
Roswell, Georgia

Hampton Inn-Chapel Hill                       122    03/87     88      82      94      86    55.90    50.14    57.01    51.82
Chapel Hill, North Carolina


Hampton Inn-Dallas- Richardson                130    03/87     78      77      77      76    50.39    46.74    50.52    46.76
Richardson, Texas

Hampton Inn-Nashville-Briley Parkway          120    03/87     90      89      95      96    61.98    56.77    63.38    58.91
Nashville, Tennessee

Hampton Inn-San Antonio-Northwest             123    06/87     67      76      72      78    58.85    58.53    59.97    62.04
San Antonio, Texas

Hampton Inn-Madison Heights                   126    12/87     73      73      81      81    53.56    51.27    54.03    51.15
Madison Heights, Michigan

Hampton Inn-Mountain Brook                    131    12/87     79      82      87      83    57.95    54.98    59.50    55.05
Birmingham, Alabama

Hampton Inn-Northlake                         130    09/88     82      78      87      85    54.39    52.48    55.53    52.56
Atlanta, Georgia

                                   12 of 15




          GROWTH HOTEL INVESTORS II - FORM 10-Q - SEPTEMBER 30, 1995
                       A California Limited Partnership

                        PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            2. NPI, Inc. Stock Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.

        (b) Report on Form 8-K

            On August 24, 1995, Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to the sale of the stock of NPI, Inc. (Item 1, Change in Control).

                                 13 of 15



          GROWTH HOTEL INVESTORS II - FORM 10-Q - SEPTEMBER 30, 1995
                       A California Limited Partnership

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GROWTH HOTEL INVESTORS II,
                                A California Limited Partnership

                                By:  MONTGOMERY REALTY COMPANY - 85,
                                     its General Partner

                                By:  FOX REALTY INVESTORS,
                                     its General Partner

                                By:  NPI Equity Investments II, Inc.,
                                     Managing Partner

                                /S/ ARTHUR N. QUELER
                                Secretary/Treasurer and Director
                                (Principal Financial Officer)

                                   14 of 15



          GROWTH HOTEL INVESTORS II - FORM 10-Q - SEPTEMBER 30, 1995
                       A California Limited Partnership

                               EXHIBIT INDEX

Exhibit                                                       Page No.

2.  NPI, Inc. Stock Purchase Agreement                           *
       dated August 17, 1995

* Incorporated by reference to Exhibit 2 to Registrant's Current Report on
  Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.

                               15 of 15