Form 10-K
period 1995-12-31
GROWTH HOTEL INVESTORS II
filed 1996-03-18
CIK 791346

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1995, or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________

         Commission file number 0-16491

                           GROWTH HOTEL INVESTORS II
                      (a California Limited Partnership)
            (Exact name of Registrant as specified in its charter)

               CALIFORNIA                                   94 -2997382
         --------------------                               ------------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

    One Insignia Financial Plaza
             P.O. Box 1089
       Greenville, South Carolina                            29602
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Units

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         No established trading market for the Limited Partnership Units exists and therefore a current market value for such Units cannot be readily determined.



                                                       (Cover page continued
                                                       on next page)




                                                              Cover Page 2 of 2


                  DOCUMENTS INCORPORATED HEREIN BY REFERENCE:

(1) Prospectus of the Registrant dated October 10, 1986, and thereafter supplemented, incorporated in Parts I and IV.

(2) Items 2-4 and 8 of the Schedule 14D-9 of the Registrant, as filed with the Securities and Exchange Commission on February 29, 1996, as amended by Amendment No. 1 thereto filed with the Securities and Exchange Commission on March 7, 1996 and as further amended by Amendment No. 2 thereto filed with the Securities and Exchange Commission on March 14, 1996 incorporated in Parts I and II.




                          GROWTH HOTEL INVESTORS II,
                       a California Limited Partnership

                                    PART I

Item 1.           Business.

         Growth Hotel Investors II, a California Limited Partnership (the "Registrant" or the "Partnership"), was organized in 1984 under the California Uniform Limited Partnership Act. The managing general partner of the Registrant is Montgomery Realty Company-85 ("MRC-85" or the "Managing General Partner"), a California general partnership of which NPI Realty Management Corp. ("NPI Realty"), a Florida corporation, is the managing general partner, and Fox Realty Investors ("FRI"), a California general partnership, is the co-general partner. The associate general partner of the Registrant is GHI Associates, a California limited partnership, of which FRI is the general partner and Prudential-Bache Properties, Inc. is the limited partner. On November 15, 1995, Montgomery Realty Corporation, a California corporation, withdrew as a general partner of MRC-85 and NPI Realty was admitted as a general partner. In February 1996, NPI Realty became the managing general partner of MRC-85. Prior to February 1996, FRI was the managing general partner. NPI Realty and the managing general partner of FRI are-wholly- owned subsidiaries of National Property Investors, Inc., a Delaware corporation ("NPI, Inc."). See, "Change in Control".

         The Registrant's Registration Statement on Form S-11 (No. 33-4566) filed pursuant to the Securities Act of 1933, as amended (the "Act"), was declared effective by the Securities and Exchange Commission (the "Commission") on October 10, 1986. The Registrant marketed its securities pursuant to its Prospectus dated October 10, 1986 and thereafter supplemented (hereinafter the "Prospectus"). The Prospectus was filed with the Commission pursuant to Rule 424(b) of the Act.

         The principal business of the Registrant is to acquire primarily through joint ventures, hold for investment, and ultimately sell hotels. The Registrant is a "closed" limited partnership real estate syndicate of the unspecified asset type. For a further description of the Registrant's business, see the sections entitled "Risk Factors" and "Investment Objectives and Policies" in the Prospectus.

         Beginning in October 1986, the Registrant offered $75,000,000 in Limited Partnership Assignee Units ("Units" or "Limited Partnership Assignee Units"). The offering closed in October 1987 with a total funding of $58,982,000. The net proceeds of this offering were used to purchase primarily through joint ventures, twenty-four hotels, including eighteen acquired through a joint venture, Growth Hotel Investors Combined Fund No. 1, a California Limited Partnership ("Combined Fund"), with Growth Hotel Investors, a California Limited Partnership ("GHI") affiliated with the Registrant's managing general partner, and one wholly owned property. See Item 2 below for a description of the Registrant's properties. The acquisition activities of the Registrant were completed on December 29, 1989, and since that time the principal activity of the Registrant has been managing its portfolio. The Registrant's property portfolio is geographically diversified, with hotels acquired located in twelve states. In October 1989 GHI - Eden Prairie Associates, a 70 percent owned joint venture which owned the Hampton Inn - Eden Prairie, was dissolved and the Registrant assumed the joint venture partner's interest in the property. In 1995, the Registrant acquired its joint venture partner's interest in the joint ventures which owned each of Hampton Inn-Kansas City and Hampton Inn-Dublin. In addition, the Registrant acquired all of the economic rights of its joint venture partner in the joint venture which owns the Hampton Inn-St. Louis hotel. See "Property Matters."

         The Registrant is involved in only one industry segment, as described above. The Registrant does not engage in any foreign operations or derive revenues from foreign sources.

         Both the income and the expenses of operating the properties in which the Registrant has an ownership interest are subject to factors outside of the Registrant's control, such as oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts or changes in patterns of needs of users. In addition, there are risks inherent in owning and operating hotels and other lodging facilities. Owning and operating hotels and other lodging facilities involves a high degree of risk because such properties are management and labor intensive and especially susceptible to the impact of economic and other conditions outside the control of the Registrant.

         Expenses, such as local real estate taxes and management expenses, are subject to change and cannot always be reflected in room rate increases due to market conditions. The profitability and marketability of developed real property may be adversely affected by changes in general and local economic conditions and in prevailing interest rates, and favorable changes in such factors will not necessarily enhance the profitability or marketability of such property. Even under the most favorable market conditions there is no guarantee that any property owned by the Registrant can be sold or, if sold, that such sale can be made upon favorable terms.

         There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Managing General Partner is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Registrant.

         The Registrant monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Registrant received notice that it is a potentially responsible party with respect to an environmental clean up site.

         The Registrant and the hotel management companies maintain property and liability insurance on the properties. The Registrant believes such coverage to be adequate.

         The Registrant is affected by and subject to the general competitive conditions of the lodging industry. In addition, each of the Registrant's properties competes in an area which normally contains numerous other properties. In 1995, markets in many areas remained depressed due in part to overbuilding and a general reduction in travel which continues to depress lodging rental rates. However, the moderately priced, limited service segment of the lodging industry, which the Registrant's properties are part of, has strengthened due to travelers economizing, allowing occupancy and rates, in general, to increase. An oversupply of lodging properties, including those held by banks, savings institutions, the Federal Deposit Insurance Corporation and the Resolution Trust Corporation may affect the ability of the Registrant to sell its properties and their sales prices.

Property Matters

         Hampton Inn - St. Louis

         On December 7, 1995, the Registrant acquired, effective for the 1996 calendar year, all of the economic rights of its joint venture partner in GHI II Big River Associates, a California partnership, the joint venture which owns the Hampton Inn - St. Louis hotel, for $375,000. In addition, the Registrant was granted an option to acquire for $10.00 all of its joint venture partner's ownership interest in the joint venture at such time as the joint venture partner is no longer a guarantor or otherwise liable for the loan secured by the Hampton Inn - St. Louis.

         Hampton Inn - Dublin

         On October 1, 1995, the Registrant satisfied the first mortgage encumbering its Hampton Inn - Dublin property in the amount of approximately $3,250,000. The note was due to mature in April 1996. In addition, in October 1995 the Registrant acquired its joint venture partner's interest in the joint venture which owned the Hampton Inn - Dublin hotel property for $75,000. The Registrant's joint venture partner had a 30% interest in the joint venture. The carrying value of the property was increased by $123,000, which reflects the purchase of $75,000 and the $48,000 receivable from the joint venture partner on October 1, 1995.

         Hampton Inn - Kansas City

         On December 1, 1995, the Registrant satisfied the mortgage encumbering its Hampton Inn - Kansas City property in the amount of $2,718,000. The mortgage was due to mature in January 1996. On May 1, 1995, the Registrant acquired its joint venture partner's interest in the joint venture which owned the Hampton Inn - Kansas City hotel property for $300,000. The Registrant's joint venture partner had a 25% interest in the joint venture. The carrying value of the property was increased by $293,000, which reflects the purchase price of $300,000, offset by the $7,000 payable to the joint venture partner on May 1, 1995.

         Hampton Inn - North Dallas

         In January 1994, the variable interest rate on the Registrant's Hampton Inn - North Dallas Addison, Texas property was reduced from 11.25% to a fixed rate of 7.63% for the remainder of the loan.


         Hampton Inn - Colorado Springs

         In May 1994, the Registrant paid approximately $150,000 in full satisfaction, at a discount of $98,000, of the contingent purchase money note on the Hampton Inn - Colorado Springs property.

Employees

         The Registrant does not have any employees. Day to day management functions at all of the Registrant's properties are performed by third party management companies pursuant to management agreements with such third parties.

Change in Control

         The Registrant's affairs were managed by Metric Management, Inc. ("MMI") or its predecessor from March 1988 to December 1993. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Registrant's general partner assumed responsibility for the cash management of the Registrant as of December 23, 1993 and for investor relations services as of April 1, 1994.

         On December 6, 1993, NPI Equity Investments II, Inc., a Florida corporation ("NPI Equity II"), became the managing partner of FRI. As a result, NPI Equity II became responsible for the operation and management of the business and affairs of the Registrant and the other investment partnerships sponsored by FRI. NPI Equity II is a wholly-owned subsidiary of NPI, Inc. The individuals who had served previously as partners of FRI contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. In the foregoing capacity, such partners continue to hold indirectly certain economic interests in the Registrant and such other investment partnerships, but ceased to be responsible for the operation and management of the Registrant and such other partnerships.

         On October 12, 1994, NPI, Inc. sold one-third of the stock of NPI, Inc. to an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"). On August 17, 1995, the stockholders of NPI, Inc. entered into an agreement to sell all of the issued and outstanding common stock of NPI, Inc. to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"). The transaction was consummated on January 19, 1996. All of the funds used by Insignia and its affiliates in consummating such transaction were drawn under a revolving credit facility established for the benefit of Insignia with First Union National Bank of South Carolina as Administrative Agent and Lehman Commercial Paper, Inc. as Syndication Agent. Upon the Closing, the officers and directors of NPI, Inc., NPI Equity II and NPI Realty resigned and Insignia caused new officers and directors of each of those entities to be elected. See Item 10, "Directors and Executive Officers of the Registrant."

         Each of NPI Realty and FRI are general partners of MRC-85. Pursuant to a Letter Agreement dated November 15, 1995, NPI Realty was admitted, and Montgomery Realty Corporation withdrew, as a general partner of MRC-85. NPI Realty is a wholly-owned subsidiary of NPI, Inc. Pursuant to the Second Amended and Restated Partnership Agreement of MRC-85, made and entered into effective as of November 15, 1995, FRI, at the time a general partner of MRC-85, was then the managing general partner of MRC-85. Pursuant to the Third Amended and Restated General Partnership Agreement of MRC-85, dated as of February 15, 1996, NPI Realty became the managing general partner of MRC-85, and thereby the indirect managing general partner of the Registrant.

Subsequent Event

         On February 15, 1996, Devon Associates, a New York general partnership, commenced a tender offer (the "Offer") for up to 21,000 of the outstanding Units at a purchase price of $750.00 per Unit. Due to the participation in the tender offer by affiliates of NPI Realty, and the Managing General Partner's related, existing and potential conflicts of interest, the Registrant, in its Schedule 14D-9 filed with Securities and Exchange Commission and sent to limited partners, expressed no opinion and made no recommendation as to whether limited partners should tender their Units pursuant to the Offer. The expiration of the tender offers described above is midnight, New York time, on March 25, 1996. See Items 2-4 of the Schedule 14D-9 of the Registrant, as filed with the Commission on February 29, 1996, as amended by Amendment No. 1 thereto, as filed with the Commission on March 7, 1996 and as further amended by amendment No. 2 thereto, as filed with the Commission on March 14, 1996 (collectively, the "Schedule 14D-9"), for additional information with respect to the Offer and the current and potential conflicts of interest of MRC-85, which Items 2-4 are incorporated herein by reference.

         On March 12, 1996, the Registrant received a letter advising that the Registrant's and Growth Hotel Investors' ("GHI") joint venture partner in certain of the hotel properties is offering $147,400,000 in cash for all of the 28 hotel properties directly or indirectly owned by the Registrant and GHI. See Amendment No. 2 to the Registrant's Statement on Schedule 14D-9, as filed with the Commission on March 14, 1996, for a more complete description of this offer, which Amendment No. 2 is hereby incorporated by reference herein. There can be no assurance that if this offer were accepted by the Registrant and GHI, the transactions contemplated thereby could be consummated upon the March 12, 1996 terms and conditions described therein or at all. The Managing General Partner has not concluded its evaluation of this offer or of the ability of the offeror to consummate the transactions contemplated thereby.

Item 2.           Properties.

         A description of the hotel properties in which the Registrant has an ownership interest is as follows:

                                                 Date of
Name and Location                                Purchase  Rooms

                 GROWTH HOTEL INVESTORS II

                 Hampton Inn-Kansas City(1)         12/87   122
                    11212 North Newark Circle
                    Kansas City, Missouri

                 Hampton Inn-Eden Prairie(2)        12/87   124
                    7740 Flying Cloud Drive
                    Eden Prairie, Minnesota


                 Hampton Inn-Dublin(3)              04/88   123
                    3720 Tuller Road
                    Dublin, Ohio

                 Hampton Inn-North Dallas(4)        07/88   160
                    4555 Beltway Drive
                    Addison, Texas

                 Hampton Inn-St. Louis(4)           07/89   124
                    2454 Old Dorsett Road
                    Maryland Heights, Missouri

                 Hampton Inn-Colorado Springs       12/89   128
                    7245 Commerce Center Drive
                    Colorado Springs, Colorado

                 GROWTH HOTEL INVESTORS
                 COMBINED FUND NO. 1 (6)

                 Hampton Inn-Memphis-I-40 East(5)   12/86   117
                    1585 Sycamore View Drive
                    Memphis, Tennessee

                 Hampton Inn-Columbia-West          12/86   121
                    1094 Chris Drive
                    West Columbia, South Carolina


                                                  Date of
Name and Location                                 Purchase   Rooms

               GROWTH HOTEL INVESTORS
               COMBINED FUND NO. 1(6) (continued)

               Hampton Inn-Spartanburg               12/86   112
                  6023 Alexander Road
                  Spartanburg, South Carolina

               Hampton Inn-Little Rock-North         12/86   123
                  500 West 29th Street
                  North Little Rock, Arkansas

               Hampton Inn-Amarillo                  12/86   116
                  1700 I40 East
                  Amarillo, Texas

               Hampton Inn-Greenville                12/86   123
                  246 Congaree Road
                  Greenville, South Carolina

               Hampton Inn-Charleston-Airport        12/86   125
                  4701 Arco Lane
                  North Charleston, South Carolina


               Hampton Inn-Memphis-Poplar            12/86   126
                  5320 Poplar Avenue
                  Memphis, Tennessee

               Hampton Inn-Greensboro                12/86   121
                  2004 Veasly Street
                  Greensboro, North Carolina

               Hampton Inn-Birmingham                12/86   123
                  1466 Montgomery Hwy.
                  Birmingham, Alabama

               Hampton Inn-Atlanta-Roswell           03/87   129
                  9995 Dogwood Road
                  Roswell, Georgia

               Hampton Inn-Chapel Hill               03/87   122
                  1740 US 15 & 501 Highway
                  Chapel Hill, North Carolina



                                                    Date of
Name and Location                                   Purchase Rooms

                GROWTH HOTEL INVESTORS
                COMBINED FUND NO. 1(6) (continued)

                Hampton Inn-Dallas-Richardson        03/87   130
                   1577 Gateway
                   Richardson, Texas

                Hampton Inn-Nashville-
                   Briley Parkway(5)                 03/87   120
                   2350 Elm Hill Parkway
                   Nashville, Tennessee

                Hampton Inn-San Antonio-Northwest    06/87   123
                   4803 Manitou Drive
                   San Antonio, Texas

                Hampton Inn-Madison Heights          12/87   126
                   32420 Stephenson Highway
                   Madison Heights, Michigan

                Hampton Inn-Mountain Brook(5)        12/87   131
                   2731 US Highway 280
                   Birmingham, Alabama

                Hampton Inn-Northlake(5)             09/88   130
                   3400 Northlake Parkway
                   Atlanta, Georgia



(1) In May, 1995, the joint venture which owned this property was dissolved and the Registrant assumed the joint venture partner's interest in the property.

(2) In October, 1989, the joint venture which owned this property was dissolved and the Registrant assumed the joint venture partner's interest in the property.

(3) In October, 1995, the joint venture which owned this property was dissolved and the Registrant assumed the joint venture partner's interest in the property.

(4) Property is owned by a joint venture in which the Registrant has a controlling interest.

(5) The property is subject to a land lease extending as follows:

                                                       Year   Option
                                                      Lease   Period
                  Property                            Expires (Years)

                Hampton Inn-Memphis-I-40 East          2004     20
                Hampton Inn-Nashville-Briley Parkway   2006     20
                Hampton Inn-Mountain Brook             2007     50
                Hampton Inn-Northlake                  2008     40

(6) The Registrant and an affiliated partnership have invested in a joint venture, the Combined Fund, which has majority interest in the properties listed. The Registrant has the majority interest in the Combined Fund.

         See Item 8, "Financial Statements and Financial Statement Schedules" -
Note 8 for information regarding any encumbrances to which the properties of the Registrant are subject.

         The following chart sets forth the occupancy rate at the Registrant's properties for the years ended December 31, 1995, 1994, 1993, 1992 and 1991:

                                                     Average
                                                Occupancy Rate(%)
                                               for the Year Ended
                                                  December 31,
                                       1995   1994   1993   1992   1991

HOTELS:
GROWTH HOTEL INVESTORS II

Hampton Inn-Kansas City                82     83     75     70     69
Hampton Inn-Eden Prairie               75     76     74     72     61
Hampton Inn-Dublin                     72     72     73     76     68
Hampton Inn-North Dallas               78     79     75     71     70
Hampton Inn-St. Louis                  71     75     72     68     69
Hampton Inn-Colorado Springs           77     75     69     64     58

GROWTH HOTEL INVESTORS COMBINED

 FUND NO. 1

Hampton Inn-Memphis-I-40 East          80     82     80     81     79
Hampton Inn-Columbia-West              81     84     84     84     80
Hampton Inn-Spartanburg                69     70     68     64     58
Hampton Inn-Little Rock-North          79     78     77     78     77
Hampton Inn-Amarillo                   75     77     79     80     80
Hampton Inn-Greenville                 81     80     79     80     77
Hampton Inn-Charleston-Airport         76     80     79     79     83
Hampton Inn-Memphis-Poplar             84     87     88     87     87
Hampton Inn-Greensboro                 86     87     84     84     80
Hampton Inn-Birmingham                 82     83     85     85     84
Hampton Inn-Atlanta-Roswell            82     82     77     75     70
Hampton Inn-Chapel Hill                87     82     79     75     78
Hampton Inn-Dallas-Richardson          78     76     67     60     66


                                                    Average
                                                Occupancy Rate(%)
                                               for the Year Ended
                                                  December 31,
                                       --------------------------------
                                       1995   1994   1993   1992   1991
                                       ----   ----   ----   ----   ----
GROWTH HOTEL INVESTORS COMBINED
 FUND NO. 1 (Continued)

Hampton Inn-Nashville-Briley Parkway   87     88     86     86     82
Hampton Inn-San Antonio-Northwest      62     72     78     80     75
Hampton Inn-Madison Heights            71     72     67     62     66
Hampton Inn-Mountain Brook             79     80     83     81     76
Hampton Inn-Northlake                  81     76     73     68     70

         The following chart sets forth the average daily room rates at the Registrant's properties for the years ended December 31, 1995, 1994, 1993, 1992 and 1991:

                                                  Average
                                             Daily Room Rates(%)
                                             for the Year Ended
                                                December 31,
                                       -------------------------------------
                                       1995    1994    1993    1992     1991
                                       ----    ----    ----    ----     ----

HOTELS:
GROWTH HOTEL INVESTORS

Hampton Inn-Kansas City               55.41   51.87   50.21   47.15    45.51
Hampton Inn-Eden Prairie              56.96   54.33   50.25   45.53    43.50
Hampton Inn-Dublin(1)                 53.91   49.05   48.00   47.53    44.74
Hampton Inn-North Dallas              61.89   56.83   53.74   51.74    48.08
Hampton Inn-St. Louis                 58.12   56.57   55.43   53.44    51.32
Hampton Inn-Colorado Springs          53.07   47.45   45.97   43.49    42.08


GROWTH HOTEL INVESTORS COMBINED
 FUND NO. 1

Hampton Inn-Memphis-I-40 East         53.49   50.32   48.59   46.04    42.83
Hampton Inn-Columbia-West             54.42   51.17   47.32   44.34    42.07
Hampton Inn-Spartanburg               47.83   42.89   40.36   38.75    38.30
Hampton Inn-Little Rock-North         48.79   45.52   43.20   41.24    38.34
Hampton Inn-Amarillo                  50.55   47.12   44.31   40.98    37.68
Hampton Inn-Greenville                52.30   47.62   44.99   43.29    41.82
Hampton Inn-Charleston-Airport        53.48   50.16   47.35   45.41    43.09
Hampton Inn-Memphis-Poplar            64.64   60.18   56.12   52.40    48.77
Hampton Inn-Greensboro                57.99   51.50   47.11   43.76    41.54
Hampton Inn-Birmingham                58.65   55.01   50.71   46.47    43.60
Hampton Inn-Atlanta-Roswell           58.54   54.17   50.39   44.72    42.35
Hampton Inn-Chapel Hill               56.14   50.95   46.39   44.49    42.78
Hampton Inn-Dallas-Richardson         50.82   46.63   45.77   46.51    43.97
Hampton Inn-Nashville-Briley Parkway  62.03   56.98   52.69   48.39    44.69
Hampton Inn-San Antonio-Northwest     57.67   57.19   55.11   52.43    44.75
Hampton Inn-Madison Heights           54.04   51.21   49.68   47.86    44.83
Hampton Inn-Mountain Brook            58.17   54.92   51.08   47.80    44.84
Hampton Inn-Northlake                 54.86   52.33   48.68   44.22    41.46


Item 3.           Legal Proceedings.

         William Wallace, Mildred Wallace, Edith G. Martin, Paul Allemang and Gwen Allemang, on behalf of themselves and all others similarly situated, and derivatively on behalf of Growth Hotel Investors, a California limited partnership and Growth Hotel Investors II, a California limited partnership, Plaintiff v. Devon Associates, Montgomery Realty-85, GHI Associates, Cayuga Associates L.P., Cayuga Capital Corp., Insignia Financial Group, Inc., L.P., and Fleetwood Corp., Defendants and Growth Hotel Investors, a California limited partnership, and Growth Hotel Investors II, a California limited partnership, Nominal Defendant, Supreme Court of the State of New York, County of New York, Case No. 9600866.

         On February 21, 1996, William and Mildred Wallace, holders of Units of GHI, and Edith G. Martin and Paul and Gwen Allemang, holders of Units of the Registrant, commenced an action on behalf of themselves and others similarly situated, and derivatively on behalf of GHI and the Registrant, in the Supreme Court of the State of New York, County of New York, against, among others, MRC-85 and certain of its affiliates pertaining to the tender offer for up to 15,000 partnership Units of GHI and up to 21,000 partnership Units of the Registrant which commenced February 15, 1996. The action alleges, among other things, that the tender offers constitute (a) a breach of fiduciary duty owed to limited partners of the partnerships, and (b) a breach of the provisions of the partnership agreements of such partnerships. The action, which is sought to brought as a class action on behalf of all limited partners, seeks to enjoin the tender offers as well as monetary damages in an unspecified amount.

         R&S Asset Partners, a Florida general partnership, and Jessie B. Small, on their own behalves, on behalf of all others similarly situated, and derivatively on behalf of the Nominal Defendants, Plaintiffs, v. Devon

Associates, Cayuga Associates, L.P., Cayuga Capital Corp., Fleetwood Corp., Carl
C. Icahn, Michael L. Ashner, Martin Lifton, Arthur N. Queler, Insignia Financial Group, Inc., IFGP, Corp., National Properties Investors, Inc., NPI Equity Investments II, Inc., Fox Realty Investors, Portfolio Realty Associates, L.P., Emmet J. Cashin, Jr., Jarold A. Evans, W. Patrick McDowell, Apollo Real Estate Advisors, L.P., and Montgomery Realty Company-85, Defendants, and Growth Hotel Investors, a California Limited Partnership, and Growth Hotel Investors II, a California Limited Partnership, Nominal Defendants, Superior Court of the State of California, County of Los Angeles, Case No. BC145220.



         On February 28, 1996, R&S Asset Partners, holders of Units of GHI, and Jesse B. Small, holder of Units of the Registrant, commenced an action on behalf of themselves and others similarly situated, and derivatively on behalf of GHI and the Registrant, in the Superior Court of the State of California, County of Los Angeles, against, among others, MRC-85 and certain of its affiliates pertaining to the tender offer for up to 15,000 partnership Units of GHI and up to 21,000 partnership Units of the Registrant which commenced February 15, 1996. The action alleges, among other things, that the tender offers constitute (a) a breach of fiduciary duty owed to limited partners of the partnerships, (b) negligent misrepresentation pertaining to the disclosure set forth in the offer to purchase, (c) common law fraud, and (d) a breach of the provisions of the partnership agreements of such partnerships. The action, which is sought to brought as a class action on behalf of all limited partners, seeks to enjoin the tender offers as well as monetary damages in an unspecified amount.

         See Item 3 of the Schedule 14D-9, which is incorporated herein by reference, for additional information with respect to the above actions.

Item 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this Report.


                                    PART II

Item 5.           Market for The Registrant's Common Equity and Related
                  Stockholder Matters.

         The Limited Partnership Assignee Unit holders are entitled to certain distributions as provided in the Partnership Agreement. For each Assignee Unit holder, cash distributions from operations for the period including December 31, 1995 have been $386 to $437 for each $1,000 of original investment. No market for Limited Partnership Assignee Units exists, nor is any expected to develop. For information with respect to secondary market sales prices of Units, see Item 3 of the Schedule 14D-9 which is incorporated herein by this reference.

         During the years ended December 31, 1995 and 1994, the Registrant has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

          Distribution with                 Amount of Distribution
          Respect to Quarter Ended          Per Unit (*)
          ------------------------          ----------------------

                                             1995          1994
                                             ----          ----
               March 31                     $ 14.38       $ 14.38
               June 30                      $ 14.38       $ 14.38
               September 30                 $ 14.38       $ 14.38
               December 31                  $ 14.38       $ 14.38

(*) The amounts listed represent distributions of cash from operations and cash from sales. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for information relating to the Registrant's future distributions.)

         As of March 1, 1996, the approximate number of holders of Limited Partnership Assignee Units was 4,843.



Item 6.           Selected Financial Data.

         The following represents selected financial data for the Registrant for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with Item 8, "Financial Statements and Financial Statement Schedules". This data is not covered by the independent auditors' report.

                                                For the Year Ended December 31,
                                            1995        1994        1993       1992    1991
                                            ----        ----        ----       ----    ----
                                          (Amounts in thousands except per unit data)
TOTAL REVENUES                            $50,541     $ 47,164    $ 43,458   $40,075   $ 37,672

                                          =======     ========    ========   =======   ========

INCOME (LOSS) BEFORE MINORITY
 INTEREST IN JOINT VENTURES'
 OPERATIONS AND EXTRAORDINARY ITEM        $ 7,948     $  6,348    $  3,270   $   355   $ (1,213)

MINORITY INTEREST IN JOINT VENTURES'
 OPERATIONS                                (2,236)      (1,417)       (546)      413        828

EXTRAORDINARY ITEM - GAIN ON
 EXTINGUISHMENT OF DEBT                         -           98           -         -          -
                                          -------     --------    --------   -------   --------

NET INCOME (LOSS)                         $ 5,712     $  5,029    $  2,724   $   768   $   (385)
                                          =======     ========    ========   =======   ========

NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP ASSIGNEE UNIT(1):

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM   $    95     $     82           -         -          -

EXTRAORDINARY ITEM - GAIN ON
 EXTINGUISHMENT OF DEBT                         -            2           -         -          -
                                          -------     --------    --------  --------   --------

NET INCOME (LOSS)                         $    95     $     84    $     45  $     13   $     (6)
                                          =======     ========    ========  ========   ========

TOTAL ASSETS                              $95,138     $ 99,974    $100,254  $101,930   $105,191
                                          =======     ========    ========  ========   ========

   LONG TERM OBLIGATIONS:
   Notes Payable                          $50,139     $ 56,885    $ 57,740  $ 58,305   $ 58,809
                                          =======     ========    ========  ========   ========
CASH DISTRIBUTIONS PER LIMITED
 PARTNERSHIP ASSIGNEE UNIT (actual
  amount based on admission to
  partnership)                            $ 57.53     $     58    $     51  $     35   $     28
                                          =======     ========    ========  ========   ========

-----------
(1)   $1,000 original contribution per unit.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         All of the Registrant's properties are hotels. The Registrant receives hotel operating revenues and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Registrant uses working capital reserves provided from any undistributed cash flow from operations as its primary source of liquidity. For the long term, cash from operations will remain the Registrant's primary source of liquidity. All of the Registrant's properties generated positive cash flow during the year ended December 31, 1995. During 1995, the Registrant distributed $57.43 per unit ($3,393,000 in total) to the holders of limited partnership units and $69,000 to the general partner.

         The level of liquidity based on cash and cash equivalents experienced a $4,671,000 decrease at December 31, 1995, as compared to December 31, 1994. The Registrant's $11,819,000 of cash from operating activities was more than offset by $13,190,000 of cash used in financing activities and $3,300,000 of cash used in investing activities. Financing activities consisted of $5,975,000 paid to satisfy the mortgages encumbering the Registrant's Hampton Inn -Dublin ($3,257,000) and Hampton Inn - Kansas City ($2,718,000) properties, $3,462,000 of cash distributions to partners, $2,982,000 of joint venture partner distributions and $771,000 of notes payable principal payments. Investing activities consisted of $4,264,000 of improvements to real estate and $375,000 for the purchase of minority interests in the Registrant's Hampton Inn - Kansas City and Dublin joint venture properties, which were partially offset by a $1,339,000 decrease in restricted cash. Net cash provided by operating activities increased during the year ended December 31, 1995, as compared to 1994, due to improved operations at most of the Registrant's properties, which was partially offset by $1,425,000 paid to MMI to amend their services agreement. The agreement provides for a reduction in MMI's monthly asset management fee (from $54,500 to $7,000), the elimination of fees payable to MMI for its assistance in the refinancing and sales of properties owned by the Registrant and provides the Registrant with the ability to terminate MMI's services at will. Hotel improvements included the installation of electronic locks, computer and phone system upgrades and room renovations at the Combined Fund's eighteen properties. The improvements were funded by working capital reserves and restricted cash. Based on the results of a review of property physical condition (conducted by an affiliate of the Registrant's joint venture partner in the Combined Fund), the Registrant anticipates spending approximately $5,000,000 to upgrade the Combined Fund hotels in order to remain competitive. The improvements will be funded by working capital reserves and restricted cash. The increase in accounts receivable and other assets includes $375,000 paid to purchase the Registrant's joint venture partner's economic interest in the St. Louis hotel, effective January 1, 1996. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.


         Working capital reserves are invested in money market accounts and repurchase agreements secured by United States Treasury obligations. Subject to the success of the tender offer described in Item 1, the Managing General Partner believes that, if market conditions remain relatively stable, cash flows from operations, when combined with working capital reserves, will be sufficient to fund essential capital improvements, regular debt service payments (not including the balloon payments) and cash distributions to partners during the next twelve months and the foreseeable future. On October 1, 1995, the Registrant satisfied the first mortgage encumbering its Hampton Inn - Dublin property in the amount of approximately $3,257,000. The mortgage was due to mature in April 1996. On December 1, 1995, the Registrant satisfied the first mortgage encumbering its Hampton Inn - Kansas City property in the amount of approximately $2,718,000. The mortgage was due to mature in January 1996.

         A balloon payment on the mortgage encumbering the Registrant's Hampton Inn - North Dallas property is due in December 1996 in the amount of approximately $2,927,000. The Registrant's consolidated joint venture, the Combined Fund, has balloon payments due in August, 1996 of approximately $4,952,000 and in December 1996 of approximately $35,323,000. The Registrant's remaining properties have balloon payments due in 1998 and 2016. The Managing General Partner expects to evaluate and discuss with potential mortgage lenders the refinancing alternatives available to the Partnership over the course of the year.

         On May 1, 1995, the Registrant acquired the 25% minority interest in the joint venture which owned the Hampton Inn - Kansas City property for $300,000 and on October 1, 1995, the Registrant acquired the 30% minority interest in the joint venture which owned the Hampton Inn - Dublin property for $75,000. In addition, the Registrant purchased, effective January 1, 1996, all economic rights of its joint venture partner in the Hampton Inn - St. Louis hotel for $375,000.

         On January 19, 1996, the stockholders of NPI, Inc., the sole shareholder of NPI Equity II, sold to Insignia all of the issued and outstanding stock of NPI, Inc. Insignia has elected new officers and directors of NPI Equity II. The Managing General Partner does not believe these events will have a significant effect on the Registrant's liquidity or results of operations.

         As described in Item 1, on February 15, 1996, Devon Associates offered to purchase up to 21,000 and 15,000 Units of limited partnership interest in the Registrant and GHI, respectively. The Units will represent a maximum of approximately 36% of the Units outstanding. The offer was at a purchase price of $750 per unit, net to the seller in cash, without interest, upon the terms and conditions set forth in the offer to purchase. The consummation of the Offer may have a significant impact upon the future operations and liquidity of the Registrant. See Item 3 and 8 of the Schedule 14D-9, which are incorporated herein by reference, for information relating to the possible impacts of the Offer on the operations and liquidity of the Registrant.

         On February 21, 1996 and February 28, 1996, holders of Units of the Registrant commenced an action against MRC-85 and certain of its affiliates in connection with the tender offers. (See Item 3, "Legal Proceedings"). Due to the recent commencement of these actions, the potential affect on the Registrant's liquidity, capital reserves and results of operations cannot be determined at this time. However, pursuant to the terms of the partnership agreement, the Managing General Partner is entitled to seek indemnification from the Registrant for its costs in defending this action under certain circumstances.
Real Estate Market

         The income and expenses of operating the properties owned by the Registrant are subject to factors outside of the Registrant's control, such as over-supply of similar properties resulting from over-building, increases in unemployment, population shifts or changes in patterns or needs of users. Expenses, such as local real estate taxes and miscellaneous expenses, are subject to change and cannot always be reflected in room rate increases due to market conditions. In addition, there are risks inherent in owning and operating lodging facilities because such properties are management and labor intensive and especially susceptible to the impact of economic and other conditions outside the control of the Registrant.

         There have been, and it is possible there may be other, Federal State and local legislation and regulations enacted relating to the protection of the environment. The Registrant is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties still owned by the Registrant.

Results of Operations

1995 Compared to 1994

         Operating results, before minority interest in joint ventures' operations and extraordinary item, improved by $1,600,000 for the year ended December 31, 1995 as compared to 1994, due to an increase in revenues of $3,377,000 which was partially offset by an increase in expenses of $1,777,000.

         Revenues improved by $3,377,000 for the year ended December 31, 1995 as compared to 1994, due to increases of $3,348,000 in hotel operations and $29,000 in interest and other income. Hotel operations improved due to increases in average daily room rates at all properties. Occupancy remained relatively stable on an overall basis. The largest increases in hotel operating revenues were at the Registrant's Chapel Hill, Colorado Springs, Dublin, Northlake, Greensboro, and North Dallas properties. Interest and other income remained relatively constant.

         Expenses increased by $1,777,000 for the year ended December 31, 1995, as compared to 1994, due to increases in hotel operating expenses of $1,860,000 and depreciation expense of $387,000, which were partially offset by decreases in interest expense of $59,000 and general and administrative expenses of $411,000. Hotel operating expenses increased primarily due to an overall increase in the cost of goods and services, coupled with increases in management and franchise fees (in proportion to increased revenues) and $375,000 paid to buy out an incentive management fee agreement at the Registrant's Colorado Springs property during 1995. Depreciation expense increased due to fixed asset additions, which was partially offset by a portion of the Registrant's prior year assets becoming fully depreciated. Interest expense decreased due to the satisfaction of mortgages encumbering the Registrant's Dublin and Kansas City properties during 1995. General and administrative expenses declined due to a decrease in asset management costs associated with the amendment of the Registrant's services agreement in January 1995, which was partially offset by the amortization of the cost of the buyout of the service agreement.

1994 Compared to 1993

         Operating results, before minority interest in joint ventures' operations and extraordinary item, improved by $3,078,000 for the year ended December 31, 1994, as compared to 1993, due to an increase in revenues of $3,706,000 and an increase in expenses of $628,000.

         Revenues improved by $3,706,000 for the year ended December 31, 1994,

as compared to 1993, due to increases of $3,532,000 in hotel operations and $174,000 in interest and other income. Hotel operations improved primarily due to increases in average daily room rates at all of the Registrant's hotels, coupled with increased or stable occupancy at a majority of the Registrant's properties. The largest increases in hotel operating revenues were at the Registrant's North Dallas, Roswell, Dallas-Richardson, Colorado Springs, Chapel Hill and Greensboro properties. Interest and other income increased due to a significant increase in average working capital reserves available for investment.

         Expenses increased by $628,000 for the year ended December 31, 1994, as compared to 1993, due to an increase in hotel operating expenses of $1,240,000 and general and administrative expenses of $217,000, which was partially offset by decreases in interest expense of $286,000, and depreciation and amortization expense of $543,000. Hotel operating expenses increased primarily due to increases in hotel occupancy. General and administrative expenses increased due to an increase in partnership management fees, asset management costs and costs associated with the management transition. Depreciation and amortization expense declined due to a portion of the Registrant's assets becoming fully depreciated during the prior year. Interest expense declined primarily due to the amortization of principal balances coupled with the mortgage modification on the Registrant's Hampton Inn - North Dallas property, which reduced the interest rate from 11.25% to a fixed rate of 7.63% during January 1994, and a reduction in interest rates on the Registrant's Hampton Inn - North Lake and Hampton Inn - Mountain Brook loans from 11.25% to 7.63% in August 1993.


Item 8.   Consolidated Financial Statements and Supplementary Data.


                           GROWTH HOTEL INVESTORS II,
                        a California Limited Partnership

                       CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1995

                                     INDEX



                                                                                                                          Page
Independent Auditors' Reports............................................................................................. F - 2
Consolidated Financial Statements:
     Balance Sheets at December 31, 1995 and 1994......................................................................... F - 4
     Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993........................................ F - 5
     Statements of Partners' Equity for the Years Ended
        December 31, 1995, 1994 and 1993.................................................................................. F - 6
     Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993........................................ F - 7
     Notes to Consolidated Financial Statements........................................................................... F - 8
Financial Statement Schedule:
     Schedule III     -    Real Estate and Accumulated Depreciation at December 31, 1995.................................. F - 17



                  GROWTH HOTEL INVESTORS COMBINED FUND NO. 1,
                        a California Limited Partnership

Independent Auditors' Reports.............................................................................................. F - 21
Consolidated Financial Statements:
     Balance Sheets at December 31, 1995 and 1994.......................................................................... F - 23
     Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993......................................... F - 24
     Statements of Partners' Equity for the Years Ended
        December 31, 1995, 1994 and 1993................................................................................... F - 25
     Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993......................................... F - 26
     Notes to Consolidated Financial Statements............................................................................ F - 27
Financial Statement Schedule:
     Schedule III     -    Real Estate and Accumulated Depreciation at December 31, 1995................................... F - 32

Financial statements and financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the consolidated financial statements.



To the Partners
Growth Hotel Investors II,
a California Limited Partnership
Greenville, South Carolina


                          Independent Auditors' Report



We have audited the accompanying consolidated balance sheets of Growth Hotel Investors II, a California Limited Partnership, (the "Partnership") as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' equity and cash flows for the years then ended. Our audits also included the additional information supplied pursuant to Item 14(a)(2). These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Growth Hotel Investors II, a California Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                  Certified Public Accountants


New York, N.Y.
February 15, 1996, except for Note 13,
which is dated March 12, 1996


INDEPENDENT AUDITORS' REPORT

Growth Hotel Investors II, a California Limited Partnership:

We have audited the accompanying statements of operations, partners' equity and cash flows of Growth Hotel Investors II, (a limited partnership) (the "Partnership") and its joint ventures, for the year ended December 31, 1993. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as will as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly,in all material respects, the results of operations and cash flows of the Partnership and its joint ventures for the year ended December 31, 1993, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
San Francisco, California
March 18, 1994




                           GROWTH HOTEL INVESTORS II,
                        a California Limited Partnership

                          CONSOLIDATED BALANCE SHEETS



                                                        DECEMBER 31,

                                               1995                    1994
ASSETS                                         ----                    ----

Cash and cash equivalents               $   7,105,000            $  11,776,000
Restricted cash                               902,000                2,241,000
Deferred costs                              2,008,000                  943,000
Accounts receivable and other assets        1,376,000                  843,000

Real Estate:

  Real estate                             121,883,000              127,768,000
  Accumulated depreciation                (38,136,000)             (43,597,000)
                                        -------------            -------------
Real estate, net                           83,747,000               84,171,000
                                        -------------            -------------
  Total assets                          $  95,138,000            $  99,974,000
                                        =============            =============
LIABILITIES AND PARTNERS' EQUITY

Accounts payable and other liabilities  $   2,303,000            $   2,021,000
Due to an affiliate of the joint
  venture partner                             819,000                  735,000
Notes payable                              50,139,000               56,885,000
                                        -------------            -------------
  Total liabilities                        53,261,000               59,641,000
                                        -------------            -------------
Minority interest in joint ventures         3,902,000                4,608,000
                                        -------------            -------------
Commitments

Partners' Equity (Deficit):
 General partner                             (268,000)                (313,000)
  Limited partners (58,982 units
    outstanding at December 31, 1995
    and 1994)                              38,243,000               36,038,000
                                        -------------            -------------
  Total partners' equity                   37,975,000               35,725,000
                                        -------------            -------------
  Total liabilities and partners'
      equity                            $  95,138,000            $  99,974,000
                                        =============            =============



                See notes to consolidated financial statements.





                           GROWTH HOTEL INVESTORS II,
                        a California Limited Partnership

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  YEARS ENDED DECEMBER 31,

                                               1995         1994       1993
                                               ----         ----       ----


Revenues:
  Hotel operations                         $50,046,000  $46,698,000 $43,166,000
  Interest and other                           495,000      466,000     292,000
                                         ------------- ------------ -----------
Total revenues                              50,541,000   47,164,000  43,458,000
                                         ------------- ------------ -----------
Expenses (including $7,642,000,
  $7,308,000 and $6,650,000 paid to the
  joint venture partners, general partner
  and affiliates in 1995, 1994 and 1993):
  Hotel operations                          31,047,000   29,187,000  27,947,000
  Depreciation and amortization              5,141,000    4,754,000   5,297,000
  Interest                                   5,461,000    5,520,000   5,806,000
  General and administrative                   944,000    1,355,000   1,138,000
                                         ------------- ------------ -----------
  Total expenses                            42,593,000   40,816,000  40,188,000
                                         ------------- ------------ -----------

Income before minority interest in joint
   ventures' operations and extraordinary
   item                                      7,948,000    6,348,000   3,270,000

Minority interest in joint ventures'
   operations                               (2,236,000)  (1,417,000)   (546,000)
                                         ------------- ------------ -----------
Income before extraordinary item             5,712,000    4,931,000   2,724,000

Extraordinary item:

   Gain on extinguishment of debt                 --         98,000         --
                                         ------------- ------------ -----------
    Net income                              $5,712,000   $5,029,000   $2,724,000
                                         ============= ============ ============
Net income per limited partnership
   assignee unit:

    Income before extraordinary item        $    94.91   $    81.92   $   45.25
Extraordinary item                                  --         1.63          --
                                         ------------- ------------ -----------
    Net income                              $    94.91   $    83.55   $   45.25
                                         ============= ============ ===========
    Cash distributions per limited

  partnership assignee unit                 $    57.53   $    57.53   $   51.25
                                         ============= ============ ===========


                See notes to consolidated financial statements.






                           GROWTH HOTEL INVESTORS II,
                        a California Limited Partnership

                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                        General       Limited         Total
                                       partners'     partners'       partners'
                                      (deficit)       equity          equity
                                      ---------      ---------       ---------

Balance - January 1, 1993          $   (338,000)   $ 34,857,000    $ 34,519,000

  Net income                             55,000       2,669,000       2,724,000

  Cash distributions                    (62,000)     (3,023,000)     (3,085,000)
                                    -----------    ------------    ------------


Balance - December 31, 1993            (345,000)     34,503,000      34,158,000

  Net income                            101,000       4,928,000       5,029,000

  Cash distributions                    (69,000)     (3,393,000)     (3,462,000)
                                    -----------    ------------    ------------

Balance - December 31, 1994            (313,000)     36,038,000      35,725,000

  Net income                            114,000       5,598,000       5,712,000

  Cash distributions                    (69,000)     (3,393,000)     (3,462,000)
                                    -----------    ------------    ------------

Balance - December 31, 1995        $   (268,000)   $ 38,243,000    $ 37,975,000
                                    ===========    ============    ============


                See notes to consolidated financial statements.




                           GROWTH HOTEL INVESTORS II,
                        a California Limited Partnership


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             YEARS ENDED DECEMBER  31,
                                                                               -------------------------------------------------
                                                                                 1995                  1994                 1993
                                                                               -------                 ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $5,712,000          $ 5,029,000           $2,724,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                                 5,463,000            4,932,000            5,460,000
  Minority interest in joint ventures' operations                               2,236,000            1,417,000              546,000
  Deferred costs paid                                                          (1,425,000)                --                   --
  Gain on extinguishment of debt                                                     --                (98,000)                --
  Changes in operating assets and liabilities:
     Accounts receivable and other assets                                        (533,000)              39,000              146,000
     Accounts payable, other liabilities and due
       to an affiliate of joint venture partner                                   366,000              (86,000)             321,000
                                                                                ----------           ----------           ---------
Net cash provided by operating activities                                      11,819,000           11,233,000            9,197,000
                                                                               ----------           ----------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate                                                       (4,264,000)          (2,205,000)          (2,190,000)
Purchase of cash investments                                                           --                   --           (7,201,000)
Purchase of minority interest in joint ventures                                  (375,000)                  --                  --
Proceeds from maturity of cash investments                                             --            2,376,000           7,391,000
Restricted cash decrease (increase)                                             1,339,000             (333,000)            711,000
                                                                               ----------           ----------            --------
Net cash (used in) investing activities                                        (3,300,000)            (162,000)         (1,289,000)
                                                                               ----------           ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Satisfaction of note payable                                                   (5,975,000)            (150,000)                 --
Notes payable principal payments                                                 (771,000)            (655,000)           (565,000)
Joint venture partner contributions                                                    --                   --               6,000
Joint venture partner distributions                                            (2,982,000)          (2,275,000)         (1,623,000)
Cash distributions to partners                                                 (3,462,000)          (3,462,000)         (3,085,000)
                                                                               ----------           ----------          ----------

Net cash (used in) financing activities                                       (13,190,000)          (6,542,000)         (5,267,000)
                                                                               ----------           ----------          ----------
(Decrease) Increase in Cash and Cash Equivalents                               (4,671,000)           4,529,000           2,641,000

Cash and Cash Equivalents at Beginning of Year                                 11,776,000            7,247,000           4,606,000

                                                                               ----------           ----------          ----------

Cash and Cash Equivalents at End of Year                                       $7,105,000          $11,776,000          $7,247,000
                                                                               ==========          ===========       =============
Supplemental Disclosure of Cash Flow Information:
     Interest paid in cash during the Year                                     $4,996,000           $5,345,000          $5,628,000
                                                                               ==========          ===========       =============
Supplemental Disclosure of Non-Cash Investing
  and Financing Activities:
     Purchase of joint venture partners' interests - Note 5
     Gain on extinguishment of debt in 1994 - Note 10.

                See notes to consolidated financial statements.







                           GROWTH HOTEL INVESTORS II,
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

Growth Hotel Investors II (the "Partnership") is a limited partnership organized in 1984 under the laws of the State of California to invest in, acquire, manage and ultimately sell limited service hotels which are franchised by Hampton Inns, Inc. ("Hampton"), a wholly owned subsidiary of the Promus Companies, Inc. The Partnership owns properties in Colorado, Minnesota, Missouri and Ohio and has joint venture interests in partnerships which own properties in Alabama, Arkansas, Georgia, Michigan, North Carolina, South Carolina, Tennessee and Texas. The general partner is Montgomery Realty Company-85 ("MRC-85"), a California general partnership. The general partners of MRC-85 are Fox Realty Investors ("FRI"), a California general partnership, and NPI Realty Management Corp. ("NPI Realty"), a Florida corporation. On February 13, 1996 NPI Realty, which acquired its interest in MRC-85 from Montgomery Realty Corporation on November 15, 1995, became the managing general partner of MRC-85. The associate general partner is GHI Associates of which FRI is the general partner and Prudential-Bache Properties, Inc. is the limited partner. Capital contributions of $58,982,000 ($1,000 per unit) were made by the limited partners.

On December 6, 1993, NPI Equity Investment II, Inc. ("NPI Equity" or the "Managing General Partner") became the managing partner of FRI and assumed operational control over Fox Capital Management Corporation ("FCMC"), an affiliate of FRI. As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships sponsored by FRI and/or FCMC. The individuals who had served previously as partners of FRI and as officers and directors of FCMC contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. In the forgoing capacity, such partners continue to hold indirectly certain economic interests in the Partnership and such other investment partnerships, but ceased to be responsible for the operation and management of the Partnership and such other partnerships. NPI Equity and NPI Realty are wholly-owned subsidiaries of National Property Investors, Inc. ("NPI Inc.").

On January 19, 1996, the stockholders of NPI, Inc., the sole shareholder of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia Financial Group, Inc. ("Insignia") (see Note 12).

       Consolidation

The consolidated financial statements include the Partnership and joint ventures in which the Partnership has or had a controlling interest, including Growth

Hotel Investors Combined Fund No. 1, a California Limited Partnership (the "Combined Fund"), in which the Partnership has a majority (approximately 68%) interest. The general partners are the Partnership and Growth Hotel Investors, Ltd. ("GHI") which are affiliated through their general partners. The Combined Fund was organized to acquire a majority interest in a joint venture, Hampton/GHI Associates No. 1., which was formed to acquire, manage and ultimately sell eighteen hotels which are a franchise of Hampton. Cash is distributed first to the Partnership as a priority return on its invested capital prior to distributions to Hampton. Income before depreciation and


                           GROWTH HOTEL INVESTORS II,
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amortization is allocated between the Combined Fund and Hampton in the same ratio as their respective cash distributions. Depreciation and amortization are allocated on the basis of residual interests except for the expenses related to acquisition and loan fees paid by the Combined Fund which are allocated 100 percent to the Combined Fund. The residual interests in Hampton/GHI Associates No. 1 are 80 percent for the Combined Fund and 20 percent for Hampton.

       All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       Fair Value of Financial Instruments

In 1995, the Partnership implemented Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

       Real Estate

Real estate is stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.


                           GROWTH HOTEL INVESTORS II,
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

       Concentration of Credit Risk

The Partnership maintains cash balances at financial institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in money market accounts and repurchase agreements, which are collateralized by United States Treasury obligations. Significant cash balances exceeded these insured levels during the year.

       Depreciation

Depreciation is computed using the straight-line method based on estimated useful lives ranging from 5 to 39 years.

       Deferred Costs

Deferred costs represent the buyout of a services agreement, deferred financing costs and deferred franchise fees. The buyout of the services agreement is being amortized over the remaining term of the services agreement which is 9 years. Financing costs are deferred and amortized, as interest expense, over the lives of the related loans, or expensed, if financing is not obtained. Franchise fees paid in connection with the acquisition of the hotels are deferred and are amortized over the lives of the franchise agreements, which range from ten to twenty years. Land lease costs paid in connection with acquisition of certain hotels are deferred and amortized over the lives of the lease agreements.

       Net Income Per Limited Partnership Assignee Unit

Net income per limited partnership assignee unit is computed by dividing net income allocated to the limited partners by 58,982 assignee units outstanding.

       Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.



                           GROWTH HOTEL INVESTORS II,
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


2.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

In accordance with the partnership agreement, the Partnership may be charged by the general partner and affiliates for services provided to the Partnership. From March 1988 to December 1992 such rights were assigned pursuant to a services agreement by the general partner and affiliates to Metric Realty Services, L.P. ("MRS"), which performed partnership management and other services for the Partnership.

On January 1, 1993, Metric Management, Inc. ("MMI") successor to MRS, a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to the Partnership under a new services agreement. As provided in the new services agreement effective January 1, 1993, no reimbursements were made to the general partner and affiliates in 1993. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Managing General Partner assumed responsibility for cash management and other Partnership services on various dates commencing December 23, 1993 (see Note 12). Related party expenses are as follows:


                                                                                   1995               1994                 1993
                                                                                -----------        ------------       ------------
       Reimbursement of expenses:
          Partnership accounting and investor services                           $ 213,000         $   163,000        $          -
          Professional services                                                          -              36,000                   -
                                                                                 ---------         -----------        ------------

          Total                                                                  $ 213,000         $   199,000        $          -
                                                                                 =========         ===========        ============

       Reimbursed expenses are primarily included in general and administrative expenses.

In accordance with the partnership agreement, the general partner and affiliates received a partnership management fee in the amount of 10 percent of cash from operations available for distribution (as defined in the partnership agreement). Fees paid pursuant to this agreement in 1995, 1994 and 1993 were $385,000, $385,000 and $343,000, respectively and are included in general and administrative expenses. In addition, an affiliate of the Managing General Partner was paid fees of $10,000 relating to successful real estate tax appeals on certain of the Partnership's properties during the year ended December 31, 1994.

In accordance with the partnership agreement the general partner was allocated its two percent continuing interest in the Partnership's net income or loss, taxable income or loss and cash distributions.


                           GROWTH HOTEL INVESTORS II,
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

3.     RELATED PARTY TRANSACTIONS

In addition to the fees paid to the general partner and affiliates as set forth above, the Partnership has agreements with affiliates of its joint venture partners, which provide for the management and operations of the joint venture properties and services provided under each property's franchise agreement. Fees paid pursuant to these agreements are generally based on a percentage of gross revenues from operations of the property and for the years ended December 31, 1995, 1994 and 1993 were $6,058,000, $5,753,000 and $5,304,000, respectively. In addition, affiliates of the joint venture partners received reimbursement of expenses during the years ended December 31, 1995, 1994, and 1993 of $986,000, $971,000 and $1,003,000, respectively. These expenses are included in operating expenses.

4.     RESTRICTED CASH

Restricted cash at December 31, 1995 represents funds provided and maintained by certain properties pursuant to the related notes payable agreements to meet future capital requirements and debt service payments.

5.     PURCHASE OF JOINT VENTURE PARTNERS' INTERESTS

On May 1, 1995, the Partnership acquired the 25% minority interest in the joint venture which owned the Hampton Inn - Kansas City hotel property for $300,000. The carrying value of the property was increased by $293,000, which reflects the purchase price of $300,000, offset by the $7,000 payable to the joint venture partner on May 1, 1995.

On October 1, 1995, the Partnership acquired the 30% minority interest in the joint venture which owned the Hampton Inn - Dublin hotel property for $75,000. The carrying value of the property was increased by $123,000, which reflects the purchase price of $75,000, and the $48,000 receivable from the joint venture partner on October 1, 1995.

The Partnership purchased, effective January 1, 1996, all economic rights of its joint venture partner in the Hampton Inn - St. Louis hotel for $375,000.

6.     DEFERRED COSTS

The Partnership paid $1,425,000 in January 1995 to MMI amending their services agreement to provide for a reduction in the monthly asset management fee from $54,500 to $7,000, to eliminate fees payable to MMI for its assistance in refinancings and sales of properties owned by the Partnership and to allow the Partnership to terminate MMI's services at will.


                          GROWTH HOTEL INVESTORS II,
                       a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

6.     DEFERRED COSTS (Continued)

The cost of the amendment is being amortized over the remaining term of the service agreement of 9 years. For the year ended December 31, 1995, approximately $143,000 has been amortized and is included in general and administrative expenses.

At December 31, 1995 and 1994 accumulated amortization of deferred costs totaled $1,847,000 and $1,487,000, respectively.


7.     REAL ESTATE

Real estate, at December 31, 1995 and 1994, is summarized as follows:


                                                    1995                     1994
                                                ------------             ------------
       Land                                     $ 15,640,000             $ 15,598,000
       Buildings and improvements                 83,866,000               83,338,000
       Furnishings                                22,377,000               28,832,000
                                                ------------             ------------
       Total                                     121,883,000              127,768,000
       Accumulated depreciation                  (38,136,000)             (43,597,000)
                                                ------------             ------------

       Real Estate, Net                         $ 83,747,000             $ 84,171,000
                                                ============             ============

Fully depreciated assets of $10,564,000 were retired in 1995.

8.     NOTES PAYABLE

Individual properties and improvements are pledged as collateral for the related notes payable. The mortgages encumbering sixteen of the eighteen hotels owned by the Combined Fund are cross collateralized. The notes currently bear interest at rates ranging from 7.63 percent to 11.5 percent, except for, the mortgage encumbering the Partnership's St. Louis, Missouri property which is financed by a private activity revenue bond. Interest is established monthly as provided in the agreement. The average monthly interest rate on this note was 6.40 percent and 5.32 percent in 1995 and 1994, respectively.


On May 4, 1994, the Partnership paid approximately $150,000 in full satisfaction, at a discount, the contingent purchase money note on the Partnership's Hampton Inn - Colorado Springs property (see Note 10).



                           GROWTH HOTEL INVESTORS II,
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

8.     NOTES PAYABLE (Continued)

On October 1, 1995, the Partnership satisfied the mortgage encumbering its Hampton Inn - Dublin property in the amount of $3,257,000. The mortgage was due to mature in April 1996.

On December 1, 1995, the Partnership satisfied the mortgage encumbering its Hampton Inn - Kansas City property in the amount of $2,718,000. The mortgage was due to mature in January 1996.

The Partnership has balloon payments due in 1996 of approximately $43,202,000. The Managing General Partner is confident that the properties generate sufficient cash flow to allow all mortgages to be refinanced.

Principal payments at December 31, 1995 are required as follows:

                1996                      $ 43,835,000
                1997                            30,000
                1998                         2,574,000
                1999                                 -
                2000                                 -
             Thereafter                      3,700,000

                Total                     $ 50,139,000
                                          ============


9.      MINIMUM FUTURE RENTAL COMMITMENTS

Minimum future rental commitments on operating leases (including four land leases) at December 31, 1995 are payable as follows:

             1996                      $  422,000
             1997                         380,000
             1998                         380,000
             1999                         384,000
             2000                         390,000
          Thereafter                    2,286,000

             Total                     $4,242,000
                                       ==========

The land leases extend through 2004, 2006, 2007 and 2008, and contain options to extend the lease periods 20, 20, 50 and 40 years, respectively. Rental expense for these leases was $478,000, $481,000 and $372,000 in 1995, 1994 and 1993.



                           GROWTH HOTEL INVESTORS II,
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

10.    EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

On May 4, 1994, the Partnership paid approximately $150,000 in full satisfaction, at a discount, the contingent purchase money note on the Partnership's Hampton Inn - Colorado Springs property. The Partnership recorded an extraordinary gain on the extinguishment of debt of $98,000, representing $50,000 of notes payable and $48,000 of accrued interest.

11.    RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

The differences between the method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows:


                                                                                   1995                1994                 1993
                                                                               -----------          -----------         -----------
       Net income - financial statements                                       $ 5,712,000          $ 5,029,000         $ 2,724,000
        Differences resulted from:
          Minority interest in joint ventures' operations                          353,000              296,000             145,000
         Depreciation and other amortization                                      (777,000)            (882,000)           (300,000)
          Deferred costs                                                        (1,425,000)                   -                   -
          Other                                                                     (5,000)              53,000              15,000
                                                                               -----------          -----------         -----------
       Net income - income tax method                                          $ 3,858,000          $ 4,496,000         $ 2,584,000
                                                                               ===========          ===========         ===========
       Taxable income per limited partnership
        assignee unit after giving effect to the allocation
         to the general partner                                                $        64          $        75        $         43
                                                                               ===========          ===========         ===========

       Partners' equity-financial statements                                   $37,975,000          $35,725,000         $34,158,000
       Differences resulted from:
          Deferred sales commissions and
            organization costs                                                   2,078,000            2,078,000           2,078,000
          Capital account adjustment                                                 7,000                7,000               7,000
          Minority interest in joint ventures' operations                        7,500,000            7,147,000           6,851,000
          Deferred costs                                                       (1,425,000)                    -                   -
          Depreciation and other amortization                                  (8,407,000)          (7,630,000)         (6,748,000)
          Other                                                                    122,000              127,000              72,000
                                                                               -----------          -----------         -----------
       Partners' equity-income tax method                                      $37,850,000          $37,454,000         $36,418,000
                                                                               ===========          ===========         ===========


12.    SUBSEQUENT EVENTS

On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia. As a result of the transaction, the Managing General Partner of the Partnership


                           GROWTH HOTEL INVESTORS II,
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

12.    SUBSEQUENT EVENTS (Continued)

is controlled by Insignia. Insignia affiliates now maintain the Partnership books and records and oversee its operations. Property management services continue to be performed by prior managing agents (see Note 3). Asset management services continue to be performed by an unaffiliated third party.

On February 15, 1996, Devon Associates ("Devon") offered to purchase up to 21,000 and 15,000 limited partnership outstanding units (the "Units") of the Partnership, and GHI, respectively. The Partnership's Units will represent a maximum of approximately 36% of the Units outstanding. The offer was at a purchase price of $750 per unit, net to the seller in cash, without interest, upon the terms and conditions set forth in the offer to purchase. Certain beneficial owners of Devon are affiliated with the general partners of the Partnership and GHI. In addition, an affiliate of Insignia is both a shareholder in the general partner of Cayuga Associates LP, the controlling general partner in Devon, and a limited partner in Devon.

13.    LEGAL PROCEEDINGS AND SUBSEQUENT EVENT

On February 21, 1996, certain holders of Units of the Partnership and holders of Units of GHI, commenced an action on behalf of themselves and others similarly situated, and derivatively on behalf of the Partnership and GHI, in the Supreme Court of the State of New York, County of New York, against, among others, MRC-85 and certain of its affiliates pertaining to the tender offer. The action alleges, among other things, that the tender offers constitute (a) a breach of fiduciary duty owed to limited partners of the partnerships, and (b) a breach of provisions of the partnership agreements of such partnerships. The action, which is sought to be brought as a class action on behalf of all limited partners, seeks to enjoin the tender offers as well as monetary damages in an unspecified amount.

On February 28, 1996, additional holders of Units of the Partnership and holders of Units of GHI commenced an action on behalf of themselves and others similarly situated, and derivatively on behalf of the Partnership and GHI in the Superior Court of the State of California, County of Los Angeles, against, among others, MRC-85 and certain of its affiliates, pertaining to the tender offer. The action alleges, among other things, that the tender offers constitute (a) a breach of fiduciary duty owed to limited partners of the partnerships, (b) negligent misrepresentation pertaining to the disclosure set forth in the offer to purchase, (c) common law fraud, and (d) a breach of the provisions of the partnership agreements of such partnerships. The action, which is sought to be brought as a class of action on behalf of all limited partners, seeks to enjoin the tender offers as well as monetary damages in an unspecified amount.

Pursuant to the terms of the partnership agreement, the general partner is entitled to seek indemnification from the Partnership for its costs in defending these actions. The Partnership's potential liability for the cost of defending these actions cannot be determined at this time.

On March 12, 1996, the Partnership received a letter advising that the joint venture partner in certain of the hotel properties has made a substantial offer in cash for all of the hotel properties directly or indirectly owned by the Partnership and GHI. The offer is contingent upon satisfaction of a number of conditions as outlined in the letter. There can be no assurance that if this offer were accepted by the Partnership and GHI that the transactions contemplated could be consummated upon the March 12, 1996 terms and conditions or at all. The Managing General Partner is currently evaluating this offer.



                                                               SCHEDULE III


                           GROWTH HOTEL INVESTORS II,
                        a California Limited Partnership

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995


     COLUMN            COLUMN        COLUMN           COLUMN              COLUMN           COLUMN     COLUMN      COLUMN    COLUMN
        A                B             C                D                   E                 F          G          H          I

                                                   Cost Capitalized   Gross Amount at
                                 Initial Cost          Subsequent     Which Carried at
                                to Partnership      to Acquisition   Close of Period(1)
                                --------------    -----------------  ------------------
                                                                                                                             Life
                                                                                                                           on which
                                                         Retire-                                                         Deprecia-
                                                          ments                             Accumu-    Year                tion is
                                       Buildings           and            Buildings           lated     of       Date     computed
                                           and           Carrying            and             Deprec-   Con-       of      in latest
                       Encum-          Improve- Improve-  Costs            Improve-   Total  iation   struc-   Acqui-   statement of
Description           brances   Land     ments    ments    (4)      Land    ments       (2)    (3)     tion    sition    operations
-----------           -------  ------   -------   -----  ------    ------  -------    ------ -------   ----  --------     --------
                                                      (Amounts in thousands)
PARTNERSHIP:

Hampton Inn-Eden
 Prairie
   Eden Prairie,
   Minnesota          $ 2,631  $  880   $ 4,426   $ 416  $ (162)   $  853  $ 4,707    $5,560 $ 1,693   1987  12/30/87     5-39 Yrs
Hampton Inn-Colorado
 Springs
   Colorado Springs,
   Colorado                 -     538     3,040     607    (316)      490    3,379     3,869   1,274   1985  12/29/89     5-39 Yrs
Hampton Inn-Kansas
 City
   Kansas City, Missouri    -     589     4,545     767        -      618    5,283     5,901   1,946   1987  12/09/87     5-39 Yrs
Hampton Inn-Dublin
   Dublin, Ohio             -     818     4,641     816        -      831    5,444     6,275   2,048   1988  04/07/88     5-39 Yrs


JOINT VENTURE:

Hampton Inn-North
 Dallas
   Addison, Texas       2,972   1,667     4,119     769     (17)    1,667    4,871     6,538   1,920   1985  07/18/88     5-30 Yrs
Hampton Inn-St. Louis
   Maryland Heights,

   Missouri             3,700     812     5,074     454        -      812    5,528     6,340   1,942   1987  07/27/89     5-30 Yrs

COMBINED FUND:

Hampton Inn-
 Memphis-I40 East
  Memphis,
 Tennessee              1,800       -     3,838     941    (657)        -    4,122     4,122   1,525   1984  12/19/86     5-30 Yrs
Hampton Inn-Columbia-
 West
 West Columbia, South
 Carolina               2,096     350     4,133     781    (647)      350    4,267     4,617   1,588   1985  12/19/86     5-30 Yrs
Hampton Inn-
 Spartanburg
  Spartanburg, South
  Carolina              1,796     275     3,545     833    (581)      275    3,797     4,072   1,390   1984  12/19/86     5-39 Yrs


                            See accompanying notes.



                                                      SCHEDULE III (continued)


                           GROWTH HOTEL INVESTORS II,
                        a California Limited Partnership

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

     COLUMN            COLUMN        COLUMN           COLUMN              COLUMN           COLUMN     COLUMN      COLUMN    COLUMN
        A                B             C                D                   E                 F          G          H          I

                                                   Cost Capitalized   Gross Amount at
                                 Initial Cost          Subsequent     Which Carried at
                                to Partnership      to Acquisition   Close of Period(1)
                                --------------    -----------------  ------------------
                                                                                                                             Life
                                                                                                                           on which
                                                         Retire-                                                         Deprecia-
                                                          ments                             Accumu-    Year                tion is
                                       Buildings           and            Buildings           lated     of       Date     computed
                                           and           Carrying            and             Deprec-   Con-       of      in latest
                       Encum-          Improve- Improve-  Costs            Improve-   Total  iation   struc-   Acqui-   statement of
Description           brances   Land     ments    ments    (4)      Land    ments       (2)    (3)     tion    sition    operations
-----------           -------  ------   -------   -----  ------    ------  -------    ------ -------   ----  --------     --------
                                                      (Amounts in thousands)
Hampton Inn-Little
 Rock-North
  North Little Rock,
   Arkansas            $2,048    $524    $3,862    $668   $(620)     $524   $3,910    $4,434  $1,378   1985  12/19/86       5-39 Yrs
Hampton Inn-Amarillo
  Amarillo, Texas       1,138     501     1,810     758    (536)      501    2,032     2,533     758   1985  12/19/86       5-39 Yrs
Hampton Inn-Greenville
  Greenville, South
 Carolina               2,087     539     3,942     604    (612)      539    3,934     4,473   1,395   1985  12/19/86       5-30 Yrs
Hampton Inn-Charleston-
 Airport
 North Charleston, South
 Carolina               2,178     495     4,205     800    (639)      495    4,366     4,861   1,562   1985  12/19/86       5-39 Yrs
Hampton Inn-Memphis-
 Poplar
  Memphis, Tennessee    2,843   1,236     4,993     717    (763)    1,236    4,947     6,183   1,752   1985  12/19/86       5-30 Yrs
Hampton Inn-
 Greensboro
  Greensboro,
North Carolina          2,014     439     3,866     761    (691)      439    3,936     4,375   1,383   1986  12/19/86       5-39 Yrs
Hampton Inn-
 Birmingham
Birmingham, Alabama     2,465     758     4,447     586    (730)      758    4,303     5,061   1,522   1987  12/19/86       5-30 Yrs
Hampton Inn-Atlanta-

 Roswell
Roswell, Georgia        2,686   1,207     4,668     563    (816)    1,207    4,415     5,622   1,395   1987  03/04/87       5-30 Yrs
Hampton Inn-Chapel
 Hill
Chapel Hill, North
Carolina                2,293     930     3,926     606    (776)      930    3,756     4,686   1,226   1987  03/04/87       5-30 Yrs

                            See accompanying notes.


                                                       SCHEDULE III (continued)

                           GROWTH HOTEL INVESTORS II,
                        a California Limited Partnership

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995


     COLUMN            COLUMN        COLUMN           COLUMN              COLUMN           COLUMN     COLUMN      COLUMN    COLUMN
        A                B             C                D                   E                 F          G          H          I

                                                   Cost Capitalized   Gross Amount at
                                 Initial Cost          Subsequent     Which Carried at
                                to Partnership      to Acquisition   Close of Period(1)
                                --------------    -----------------  ------------------
                                                                                                                             Life
                                                                                                                           on which
                                                         Retire-                                                         Deprecia-
                                                          ments                             Accumu-    Year                tion is
                                       Buildings           and            Buildings           lated     of       Date     computed
                                           and           Carrying            and             Deprec-   Con-       of      in latest
                       Encum-          Improve- Improve-  Costs            Improve-   Total  iation   struc-   Acqui-   statement of
Description           brances   Land     ments    ments    (4)      Land    ments       (2)    (3)     tion    sition    operations
-----------           -------  ------   -------   -----  ------    ------  -------    ------ -------   ----  --------     --------
                                                      (Amounts in thousands)
Hampton Inn-Dallas-
 Richardson
Richardson, Texas      $2,813  $1,371     $4,766    $417   $(837)   $1,371    $4,346    $5,717  $1,328   1987  03/04/87     5-30 Yrs
Hampton Inn-Nashville-
 Briley Parkway
Nashville, Tennessee    2,218       -      4,796     652    (794)        -     4,654     4,654   1,487   1987  03/04/87     5-30 Yrs
Hampton Inn-San
 Antonio-Northwest
San Antonio, Texas      2,491     781      4,475     590    (848)      781     4,217     4,998   1,293   1987  06/23/87     5-30 Yrs
Hampton Inn-Madison
Heights
Madison Heights,
Michigan                2,880     963      5,323     509        -      963     5,832     6,795   2,210   1987  12/29/87     5-30 Yrs
Hampton Inn-
 Mountain Brook
Birmingham, Alabama     2,587       -      4,782     578        -        -     5,360     5,360   2,143   1988  12/29/87     5-30 Yrs
Hampton Inn-Northlake
Atlanta, Georgia        2,403        -     4,439     398        -        -     4,837     4,837   1,978   1988  09/15/88     5-30 Yrs
                      -------  -------  -------- ------- --------   ------- --------  -------- -------
TOTAL                 $50,139  $15,673  $101,661 $15,591 $(11,042)  $15,640 $106,243  $121,883 $38,136
                      =======  =======  ======== ======= ========   ======= ========  ======== =======

                            See accompanying notes.



                                                                    SCHEDULE III

                          GROWTH HOTEL INVESTORS II,
                       a California Limited Partnership

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995


NOTES:

(1) The aggregate cost for Federal income tax purposes is $122,449,000.


(2) Balance, January 1, 1993                                 $123,373,000
    Improvements capitalized subsequent to acquisition          2,190,000
                                                              -----------
    Balance, December 31, 1993                                125,563,000
    Improvements capitalized subsequent to acquisition          2,205,000
                                                              -----------
    Balance, December 31, 1994                                127,768,000
    Improvements capitalized subsequent to acquisition          4,264,000
    Purchase of joint venture interests                           415,000
    Adjustment for retirement of assets                       (10,564,000)
                                                              -----------
    Balance, December 31, 1995                               $121,883,000
                                                             ============

(3) Balance, January 1, 1993                                  $33,635,000
    Additions charged to expense                                5,245,000
                                                              -----------
    Balance, December 31, 1993                                 38,880,000
    Additions charged to expense                                4,717,000
                                                              -----------
    Balance, December 31, 1994                                 43,597,000
    Additions charged to expense                                5,103,000
    Adjustment for retirement of assets                       (10,564,000)
                                                              -----------
    Balance, December 31, 1995                                $38,136,000
                                                              ===========


(4) Carrying costs of $(162,000) and $(316,000) relate to Hampton Inn - Eden Prairie and Hampton Inn - Colorado
    Springs, respectively. Adjustment for retirement of assets of $ (10,564,000) relate to the remaining properties as stated.







To the Partners
Growth Hotel Investors Combined Fund No. 1, a California Limited Partnership
Greenville, South Carolina





To the Partners
Growth Hotel Investors Combined Fund No. 1, a California Limited Partnership
Greenville, South Carolina




                          Independent Auditors' Report


We have audited the accompanying consolidated balance sheets of Growth Hotel Investors Combined Fund No.1, a California Limited Partnership (the "Partnership"), as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' equity and cash flows for the years then ended. Our audits also included the additional information supplied pursuant to
Item 14(a)(2). These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Growth Hotel Investors Combined Fund No. 1, a California Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                Certified Public Accountants

New York, N.Y.
February 15, 1996, except for Note 8,
which is dated March 12, 1996


INDEPENDENT AUDITORS' REPORT

Growth Hotel Investor's Combined Fund No. 1, a California Limited Partnership:

We have audited the accompanying statements of operations, partners' equity and cash flows of Growth Hotel Investors Combined Fund No. 1, (a limited partnership) (the "Partnership") and its joint ventures, for the year ended December 31, 1993. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as will as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership and its joint ventures for the year ended December 31, 1993, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
San Francisco, California

March 18, 1994

                  GROWTH HOTEL INVESTORS COMBINED FUND NO. 1,
                       a California Limited Partnership

                          CONSOLIDATED BALANCE SHEETS

                                                         DECEMBER 31,
                                                      1995           1994
ASSETS

Cash and cash equivalents                         $3,657,000      $2,953,000
Restricted cash                                      570,000       1,988,000
Deferred costs and other assets                    1,100,000       1,244,000

Real Estate:
  Real estate                                      87,400,000     94,793,000
  Accumulated depreciation                        (27,313,000)   (34,108,000)
                                                  -----------    -----------
  Real estate, net                                 60,087,000     60,685,000
                                                  -----------    -----------
  Total assets                                    $65,414,000    $66,870,000
                                                  ===========    ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and other liabilities             $1,552,000     $1,250,000
Due to an affiliate of the joint venture partner      756,000        646,000
Notes payable                                      40,836,000     41,361,000
                                                  -----------    -----------
  Total liabilities                                43,144,000     43,257,000
                                                  -----------    -----------
Minority interest in consolidated joint venture    (4,037,000)    (3,746,000)
                                                  -----------    -----------
Commitments

Partners' Equity:
  GHI                                               8,153,000      8,487,000
  GHI II                                           18,154,000     18,872,000
                                                  -----------    -----------
  Total partners' equity                           26,307,000     27,359,000
                                                  -----------    -----------
  Total liabilities and partners' equity          $65,414,000    $66,870,000
                                                  ===========    ===========

                See notes to consolidated financial statements.


                  GROWTH HOTEL INVESTORS COMBINED FUND NO. 1,
                       a California Limited Partnership

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                            YEARS ENDED DECEMBER 31,

                                         1995          1994          1993

Revenues:
  Hotel operations                    $36,934,000   $34,583,000   $32,121,000
  Interest                                222,000       283,000       131,000
                                       ----------    ----------    ----------
  Total revenues                       37,156,000    34,866,000    32,252,000
                                       ----------    ----------    ----------
Expenses (including $5,545,000,
  $5,305,000 and $4,973,000 paid to
  an affiliate of the joint venture
  partner in 1995, 1994, and 1993):

  Hotel operations                     22,784,000    21,722,000    20,869,000
  Interest                              4,139,000     4,169,000     4,321,000
  Depreciation and amortization         3,778,000     3,403,000     3,637,000
  General and administrative                9,000        12,000        39,000
                                       ----------    ----------    ----------
  Total expenses                       30,710,000    29,306,000    28,866,000
                                       ----------    ----------    ----------
Income before minority interest in
  joint venture's operations            6,446,000     5,560,000     3,386,000

Minority interest in joint
  venture's operations                    (76,000)      648,000       685,000
                                       ----------    ----------    ----------
Net income                             $6,370,000    $6,208,000    $4,071,000
                                       ==========    ==========    ==========

                See notes to consolidated financial statements.


                  GROWTH HOTEL INVESTORS COMBINED FUND NO. 1,
                       a California Limited Partnership


                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                           Growth      Growth
                                            Hotel       Hotel
                                          Investors  Investors II    Total

Balance - January 1, 1993               $ 8,983,000   $19,939,000  $28,922,000

  Capital contributions                       6,000        14,000       20,000

  Net income                              1,292,000     2,779,000    4,071,000

  Cash distributions                     (1,582,000)   (3,403,000)  (4,985,000)
                                        -----------   -----------  -----------

Balance - December 31, 1993               8,699,000    19,329,000   28,028,000

  Net income                              1,970,000     4,238,000    6,208,000

  Cash distributions                     (2,182,000)   (4,695,000)  (6,877,000)
                                        -----------   -----------  -----------
Balance - December 31, 1994               8,487,000    18,872,000   27,359,000

  Net income                              2,021,000     4,349,000    6,370,000

  Cash distributions                     (2,355,000)   (5,067,000)  (7,422,000)
                                        -----------   -----------  -----------
Balance - December 31, 1995             $ 8,153,000   $18,154,000  $26,307,000
                                        ===========   ===========  ===========

                See notes to consolidated financial statements.


                  GROWTH HOTEL INVESTORS COMBINED FUND NO. 1,
                       a California Limited Partnership

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEARS ENDED DECEMBER 31,
                                              1995        1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                $6,370,000   $6,208,000   $4,071,000
Adjustments to reconcile net income
  to net cash provided by operating
  activities:

  Depreciation and amortization            3,916,000    3,539,000    3,761,000
  Minority interest in joint venture's
    operations                                76,000     (648,000)    (685,000)
  Changes in operating assets and
    liabilities:
      Deferred costs and other assets        (20,000)      (1,000)     151,000
      Accounts payable, other liabilities
        and due to an affiliate of the
        joint venture partner                412,000     (120,000)     165,000
                                          ----------   ----------   ----------
Net cash provided by operating activities 10,754,000    8,978,000    7,463,000
                                          ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate                  (3,154,000)  (1,627,000)  (1,781,000)
Restricted cash decrease (increase)        1,418,000     (327,000)     262,000
                                          ----------   ----------   ----------
Net cash (used in) investing activities   (1,736,000)  (1,954,000)  (1,519,000)
                                          ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable principal payments            (525,000)    (500,000)    (442,000)
Capital contributions                             --           --       20,000
Joint venture partner distributions         (367,000)          --           --
Cash distributions to partners            (7,422,000)  (6,877,000)  (4,985,000)
                                          ----------   ----------   ----------
Net cash (used in) financing activies     (8,314,000)  (7,377,000)  (5,407,000)
                                          ----------   ----------   ----------
Increase (Decrease) in Cash and Cash
  Equivalents                                704,000     (353,000)     537,000

Cash and Cash Equivalents at Beginning
  of Year                                  2,953,000    3,306,000    2,769,000
                                          ----------   ----------   ----------
Cash and Cash Equivalents at End of Year  $3,657,000   $2,953,000   $3,306,000
                                          ==========   ==========   ==========
Supplemental Disclosure of Cash Flow
  Information:

  Interest paid in cash during the year   $3,716,000   $4,045,000   $4,197,000
                                          ==========   ==========   ==========

                See notes to consolidated financial statements.


                  GROWTH HOTEL INVESTORS COMBINED FUND NO. 1,
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

Growth Hotel Investors Combined Fund No. 1, (the "Partnership") is a general partnership organized in 1986 under the laws of the State of California to acquire a majority interest in a joint venture, Hampton/GHI Associates No. 1, which was formed to acquire, manage and ultimately sell eighteen hotels which are franchised by Hampton Inns, Inc. ("Hampton"), a wholly owned subsidiary of the Promus Hotels, Inc ("Promus"). The properties owned by the joint venture are located in Alabama, Arkansas, Georgia, Michigan, North Carolina, South Carolina, Tennessee and Texas.

The general partners are Growth Hotel Investors ("GHI") and Growth Hotel Investors II ("GHI II"); both are California limited partnerships which are affiliated through their general partners.

Cash is distributed first to the Partnership as a priority return on its invested capital prior to any distributions to Hampton. Income before depreciation and amortization is allocated between the Partnership and Hampton in the same ratio as their respective cash distributions. Depreciation and amortization are allocated on the basis of residual interests except for the expenses related to acquisition and loan fees paid by the Partnership which are allocated 100 percent to the Partnership. The residual interests in Hampton/GHI Associates No. 1 are 80 percent for the Partnership and 20 percent for Hampton.

       Consolidation

The consolidated financial statements include the accounts of the Partnership and its majority owned joint venture. All significant intercompany transactions and balances have been eliminated. Losses in excess of capital contributions have been allocated to the minority interest as it is considered probable by the managing general partner that such losses will be recovered through gains from the eventual sale of the Partnership's properties.

       Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.



                  GROWTH HOTEL INVESTORS COMBINED FUND NO. 1,
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Fair Value of Financial Instruments

In 1995, the Partnership implemented Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments approximates fair value due to the short term maturity of these instruments.

       Real Estate

Real estate is stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted SFAS No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of ", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

       Cash and Cash Equivalents

The Partnership considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents.

       Concentration of Credit Risk

The Partnership maintains cash balances at financial institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in money market accounts. Significant cash balances exceeded these insured levels during the year.


                 GROWTH HOTEL INVESTORS COMBINED FUND NO. 1,
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Depreciation

Depreciation is computed using the straight-line method based on estimated useful lives ranging from 5 to 39 years.

       Deferred Costs

Deferred costs represent financing costs, franchise fees and land lease cost. Financing costs are deferred and amortized, as interest expense, over the life of the related loans, which range from eight to ten years, or expensed, if financing is not obtained. Franchise fees paid in connection with the acquisition of the hotels are deferred and amortized over the lives of the franchise agreements, which are twenty years. Land lease costs paid in connection with the acquisition of certain hotels are deferred and amortized over the lives of the lease agreements, which are twenty years. At December 31, 1995 and 1994 accumulated amortization of deferred costs totaled $1,347,000 and $1,182,000, respectively. Net deferred costs of $545,000 and $711,000 for 1995 and 1994, respectively, are included in deferred costs and other assets.

       Net Income Allocation

Net income is allocated between GHI and GHI II based on the ratio of each partner's capital contribution to the Partnership.

       Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.


2.     RELATED PARTY TRANSACTIONS

The Partnership has agreements with an affiliate of its joint venture partner, which provide for the management and operation of the joint venture properties and services provided under each property's franchise agreement. Fees paid pursuant to these agreements are generally based on a percentage of gross revenues from operations of the property and were $5,545,000, $5,295,000 and $4,973,000 for the years ended December 31, 1995, 1994 and 1993, respectively. In addition, an affiliate of the managing general partner of GHI and GHI II, was paid fees of $10,000 relating to successful real estate tax appeals on certain of the Partnership's properties during the year ended December 31, 1994.



                  GROWTH HOTEL INVESTORS COMBINED FUND NO. 1,
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

3.     RESTRICTED CASH

Restricted cash at December 31, 1995 and 1994 represents reserves for capital improvements, provided and maintained by certain properties pursuant to the related notes payable agreements.


4.     REAL ESTATE

Hotel properties and improvements at December 31, 1995 and 1994 are summarized as follows:

                                       1995             1994

Land                                $10,369,000      $10,369,000
Buildings and improvements           62,070,000       61,919,000
Furnishings                          14,961,000       22,505,000

Total                                87,400,000       94,793,000
Accumulated depreciation            (27,313,000)     (34,108,000)
                                    -----------      -----------
Real estate, net                    $60,087,000      $60,685,000
                                    ===========      ===========

Fully depreciated assets of $10,547,000 were retired in 1995.


5.   NOTES PAYABLE

Properties and improvements are pledged as collateral for the related notes payable. The notes currently bear interest at rates ranging from 7.63 percent to 10 percent. The mortgages encumbering sixteen of the eighteen hotels that are owned by the joint venture are cross collateralized. Amortization of deferred financing costs totaled $124,000 for each of the years ended December 31, 1995, 1994 and 1993. The notes are payable monthly and mature beginning in August 1996 through December 1996. The managing general partner is confident that the properties generate sufficient cash flow to allow all mortgages to be refinanced.



                  GROWTH HOTEL INVESTORS COMBINED FUND NO. 1,
                        a California Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

6.  RENTAL COMMITMENTS

Minimum future rental commitments on operating leases (including four land leases) at December 31, 1995 are payable as follows:

           1996                    $    419,000
           1997                         380,000
           1998                         380,000
           1999                         384,000
           2000                         390,000
           Thereafter                 2,286,000
                                   ------------
           Total                   $  4,239,000
                                   ============

       The land leases extend through 2004, 2006, 2007 and 2008 and contain options to extend the lease periods 20, 20, 50 and 40 years, respectively. Rental expense for these leases was $478,000, $481,000 and $372,000 in 1995, 1994 and 1993, respectively.

7.     SUBSEQUENT EVENTS

On January 19, 1996, the stockholders of NPI, Inc., the parent of the managing general partner of GHI and GHI II, sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia Financial Group, Inc. ("Insignia"). As a result of the transaction, the managing general partner of GHI and GHI II are controlled by Insignia. Insignia affiliates now maintain the Partnership books and records and oversee its operations. Property management services continue to be performed by an affiliate of the joint venture partner. Asset management services continue to be performed by an unaffiliated third party.

On February 15,1996, Devon Associates ("Devon") offered to purchase up to 15,000 and 21,000 limited partnership outstanding units of GHI and GHI II, respectively. Certain beneficial owners of Devon are affiliated with the general partners of GHI and GHI II. In addition, an affiliate of Insignia is both a shareholder in the general partner of Cayuga Associates L.P., the controlling general partner in Devon, and a limited partner in Devon.

8.     LEGAL PROCEEDINGS AND SUBSEQUENT EVENT

On February 21 and February 28, 1996 certain holders of limited partnership units in GHI and GHI II commenced separate actions against, among others, the general partner of GHI and GHI II, pertaining to the tender offer.

On March 12, 1996 GHI and GHI II received a letter advising that the joint venture partner in the Partnership has made a substantial offer in cash for all of the hotel properties directly or indirectly owned by GHI and GHI II, including the hotel properties owned by the Partnership. The offer is contingent upon satisfaction of a number of conditions as outlined in the letter. There can be no assurance that if this offer were accepted by GHI and GHI II that the transactions contemplated could be consummated upon the March 12, 1996 terms and conditions described or at all. The managing general partner of GHI and GHI II is currently evaluating this offer.


                                                                SCHEDULE III

                  GROWTH HOTEL INVESTORS COMBINED FUND NO. 1,
                        a California Limited Partnership

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995


     COLUMN            COLUMN        COLUMN           COLUMN              COLUMN           COLUMN     COLUMN      COLUMN    COLUMN
        A                B             C                D                   E                 F          G          H          I

                                                   Cost Capitalized   Gross Amount at
                                 Initial Cost          Subsequent     Which Carried at
                                to Partnership      to Acquisition   Close of Period(1)
                                --------------     ----------------  ------------------
                                                                                                                             Life
                                                                                                                           on which
                                                                                                                         Deprecia-
                                                                                            Accumu-    Year                tion is
                                       Buildings                          Buildings           lated     of       Date     computed
                                           and                               and             Deprec-   Con-       of      in latest
                       Encum-          Improve- Improve- Retire-           Improve-   Total  iation   struc-   Acqui-   statement of
Description           brances   Land     ments    ments   ments     Land    ments       (2)    (3)     tion    sition    operations
-----------           -------  ------   -------   -----  ------    ------  -------    ------ -------   ----  --------     --------
                                                      (Amounts in thousands)

JOINT VENTURE:
Hampton Inn-
 Memphis-I40 East
  Memphis,
 Tennessee            $ 1,800       -   $ 3,838   $ 941   ($657)        -   $4,122   $ 4,122 $ 1,525   1984  12/19/86     5-30 Yrs
Hampton Inn-Columbia-
 West
 West Columbia, South
 Carolina               2,096  $  350     4,133     781    (647)   $  350    4,267     4,617   1,588   1985  12/19/86     5-30 Yrs
Hampton Inn-
 Spartanburg
  Spartanburg, South
  Carolina              1,796     275     3,545     833    (581)      275    3,797     4,072   1,390   1984  12/19/86     5-39 Yrs
Hampton Inn-Little
 Rock-North
  North Little Rock,
   Arkansas             2,048     524     3,862     668    (620)      524    3,910     4,434   1,378   1985  12/19/86     5-39 Yrs
Hampton Inn-Amarillo
  Amarillo, Texas       1,138     501     1,810     758    (536)      501    2,032     2,533     758   1985  12/19/86     5-39 Yrs
Hampton Inn-Greenville
  Greenville, South
 Carolina               2,087     539     3,942     604    (612)      539    3,934     4,473   1,395   1985  12/19/86     5-30 Yrs
Hampton Inn-Charleston-
 Airport

 North Charleston, South
 Carolina               2,178     495     4,205     800    (639)      495    4,366     4,861   1,562   1985  12/19/86     5-39 Yrs
Hampton Inn-Memphis-
 Poplar
  Memphis, Tennessee    2,843   1,236     4,993     717    (763)    1,236    4,947     6,183   1,752   1985  12/19/86     5-30 Yrs
Hampton Inn-
 Greensboro
  Greensboro,
North Carolina          2,014     439     3,866     761    (691)      439    3,936     4,375   1,383   1986  12/19/86     5-39 Yrs

                            See accompanying notes.


                                                                 SCHEDULE III


                  GROWTH HOTEL INVESTORS COMBINED FUND NO. 1,
                        a California Limited Partnership

                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995


     COLUMN            COLUMN        COLUMN           COLUMN              COLUMN           COLUMN     COLUMN      COLUMN    COLUMN
        A                B             C                D                   E                 F          G          H          I

                                                   Cost Capitalized   Gross Amount at
                                 Initial Cost          Subsequent     Which Carried at
                                to Partnership      to Acquisition   Close of Period(1)
                                --------------    -----------------  ------------------
                                                                                                                             Life
                                                                                                                           on which
                                                                                                                         Deprecia-
                                                                                            Accumu-    Year                tion is
                                       Buildings                          Buildings           lated     of       Date     computed
                                           and                               and             Deprec-   Con-       of      in latest
                       Encum-          Improve- Improve- Retire-           Improve-   Total  iation   struc-   Acqui-   statement of
Description           brances   Land     ments    ments   ments     Land    ments       (2)    (3)     tion    sition    operations
-----------           -------  ------   -------   -----  ------    ------  -------    ------ -------   ----  --------     --------
                                                      (Amounts in thousands)
JOINT VENTURE:
Hampton Inn-
 Birmingham
Birmingham, Alabama   $ 2,465   $ 758   $ 4,447    $586  ($ 730)   $  758   $4,303    $5,061  $1,522   1987   12/19/86     5-30 Yrs
Hampton Inn-Atlanta-
 Roswell
Roswell, Georgia        2,686   1,207     4,668     563    (816)    1,207    4,415     5,622   1,395   1987   03/04/87     5-30 Yrs
Hampton Inn-Chapel
 Hill
Chapel Hill, North
Carolina                2,293     930     3,926     606    (776)      930    3,756     4,686   1,226   1987   03/04/87     5-30 Yrs
Hampton Inn-Dallas-
 Richardson
Richardson, Texas       2,813   1,371     4,766     417    (837)    1,371    4,346     5,717   1,328   1987   03/04/87     5-30 Yrs
Hampton Inn-Nashville-
 Briley Parkway
Nashville, Tennessee    2,218       -     4,796     652    (794)        -    4,654     4,654   1,487   1987   03/04/87     5-30 Yrs
Hampton Inn-San
 Antonio-Northwest
San Antonio, Texas      2,491     781     4,475     590    (848)      781    4,217     4,998   1,293   1987   06/23/87     5-30 Yrs
Hampton Inn-Madison
Heights
Madison Heights,

Michigan                2,880     963     5,323     509        -      963    5,832     6,795   2,210   1987   12/29/87     5-30 Yrs
Hampton Inn-
 Mountain Brook
Birmingham, Alabama     2,587       -     4,782     578        -        -    5,360     5,360   2,143   1988   12/29/87     5-30 Yrs
Hampton Inn-Northlake
Atlanta, Georgia        2,403        -    4,439     398        -        -    4,837     4,837   1,978   1988   09/15/88     5-30 Yrs
                      ----------------  -------    ----     -------------    -----    ------  ------

TOTAL                 $40,836 $10,369   $75,816 $11,762($ 10,547) $10,369  $77,031   $87,400 $27,313
                      ======= =======   ======= ======= ========= =======  =======   ======= =======

                             See accompanying notes.


                  GROWTH HOTEL INVESTORS COMBINED FUND NO. 1,
                       a California Limited Partnership

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

NOTES:

(1) The aggregate cost for Federal income tax purposes is $87,418,000.

(2) Balance, January 1, 1993                                        $91,385,000
    Improvements capitalized subsequent to acquisition                1,781,000
                                                                    -----------
    Balance, December 31, 1993                                       93,166,000
    Improvements capitalized subsequent to acquisition                1,627,000
                                                                    -----------
    Balance, December 31, 1994                                       94,793,000
    Adjustment for retirement of assets                             (10,547,000)
    Improvements capitalized subsequent to acquisition                3,154,000
                                                                    -----------
    Balance, December 31, 1995                                      $87,400,000
                                                                    ===========

(3) Balance, January 1, 1993                                        $27,137,000
    Additions charged to expense                                      3,595,000
                                                                    -----------
    Balance, December 31, 1993                                       30,732,000
    Additions charged to expense                                      3,376,000
                                                                    -----------
    Balance, December 31, 1994                                       34,108,000
    Adjustment for retirement of assets                             (10,547,000)
    Additions charged to expense                                      3,752,000
                                                                    -----------
    Balance, December 31, 1995                                      $27,313,000
                                                                    ===========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Effective April 22, 1994, the Registrant dismissed its prior Independent Auditors, Deloitte & Touche LLP ("Deloitte") and retained as its new Independent Auditors, Imowitz Koenig & Company, LLP. Deloitte's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 1993 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's Directors. During the calendar year ended 1993 and through April 22, 1994 there were no disagreements between the Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

         Effective April 22, 1994, the Registrant engaged Imowitz Koenig & Company, LLP as its Independent Auditors. The Registrant did not consult Imowitz Koenig & Company, LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K prior to April 22, 1994.


                                   PART III

Item 10.          Directors and Executive Officers of the Registrant.

         Neither the Registrant nor Montgomery Realty Company-85 ("MRC"), the general partner of the Registrant has any officers or directors. NPI Realty Management Corp. ("NPI Realty"), the managing general partner of MRC, manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. NPI Realty is a wholly owned subsidiary of National Property Investors, Inc. ("NPI, Inc."), which in turn is owned by Insignia (See Item 1, "Business - Change in Control"). Insignia is a full service real estate service organization performing property management, commercial and retail leasing, investor services, partnership administration, mortgage banking, and real estate investment banking services for various entities. Insignia commenced operations in December 1990 and is the largest manager of multifamily residential properties in the United States and is a significant manager of commercial property. It currently provides property and/or asset management services for over 2,400 properties. Insignia's properties consist of approximately 300,000 units of multifamily residential housing and approximately 64 million square feet of commercial space.

         As of March 1, 1996, the names and positions held by the officers and directors of NPI Realty are as follows:

                                                           Has served as a
                                                           Director and/or
                                                        Officer of the Managing
       Name                     Positions Held          General Partner since
       ----                     --------------          -----------------------
William H. Jarrard, Jr.      President and Director        January 1996

Ronald Uretta                Vice President and            January 1996
                                Treasurer

John K. Lines, Esquire       Vice President and            January 1996
                                Secretary

Kelley M. Buechler           Assistant Secretary           January 1996

         William H. Jarrard, Jr., age 49, has been President of NPI Realty since January 1996 and Managing Director - Partnership Administration of Insignia since January 1991.

         Ronald Uretta, age 40, has been Insignia's Chief Financial Officer and Treasurer since January 1992. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

         John K. Lines, Esquire, age 36, has been Vice President and Secretary of NPI Realty since January 1996, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May

1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

         Kelley M. Buechler, age 38, has been Assistant Secretary of NPI Realty since January 1996 and Assistant Secretary of Insignia since 1991.


Item 11.          Executive Compensation.

         The Registrant is not required to and did not pay any compensation to the officers or directors of NPI Realty or NPI Equity Investments II, Inc., the managing general partner of Fox Realty Investors, a general partner of MRC. NPI Realty does not presently pay any compensation to any of its officers or directors. (See Item 13, "Certain Relationships and Related Transactions").


Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.

         There is no person known to the Registrant who owns beneficially or of record more than five percent of the voting securities of the Registrant. Neither the Registrant's general partners nor affiliates of the Registrant's general partners have contributed capital to the Registrant.

         The Registrant is a limited partnership and has no officers or directors. The managing general partner has discretionary control over most of the decisions made by or for the Registrant in accordance with the terms of the Partnership Agreement. Affiliates of the Registrant's general partner own less than one percent of the Registrant's voting securities.

         There are no arrangements known to the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.


Item 13.          Certain Relationships and Related Transactions.


         In accordance with the Partnership Agreement, the Registrant may be charged by the general partner and affiliates for services provided to the Registrant. From March 1988 to December 1993 such amounts were assigned pursuant to a services agreement by the general partner and affiliates to Metric Realty Services, L.P. ("MRS"), which performed partnership management and other services for the Partnership. On January 1, 1993, Metric Management, Inc., successor to MRS, a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to the Registrant under a new services agreement. As provided in the new services agreement effective January 1, 1993, no reimbursements were made to the general partner and affiliates in 1993. Subsequent to December 31, 1992, reimbursements were made to Metric Management, Inc. On December 16, 1993, the services agreement with Metric Management, Inc. was modified and, as a result thereof, the Registrant's general partner assumed responsibility for cash management of the Registrant as of December 23, 1993 and assumed responsibility for day-to-day management of the Registrant's affairs, including portfolio management, accounting and investor relations services as of April 1, 1994. Related party expenses are as follows:

                                            1995      1994        1993
                                            ----      ----        ----

           Reimbursement of expenses:
              Partnership accounting      $213,000   $163,000     $    -
                and investor services
              Professional services              -     36,000          -
                                          --------   --------     ------

           Total                          $213,000   $199,000     $    -
                                          ========   ========     ======

         In accordance with the Partnership Agreement, the general partner and affiliates received a Partnership management fee in the amount of ten percent of cash from operations available for distribution (as defined in the Partnership Agreement). Fees paid pursuant to this agreement in 1995, 1994 and 1993 were $385,000, $385,000 and $343,000, respectively.

         In accordance with the Partnership Agreement, the general partner was allocated its two percent continuing interest in the Registrant's net income or loss, taxable income or loss and cash distributions.

         An affiliate of NPI Equity II was paid $9,665 in fees relating to successful real estate tax appeals on properties owned by the consolidated joint venture.

         On February 15, 1996, Devon Associates, a New York general partnership, commenced a tender offer (the "Offer") for up to 21,000 of the outstanding Units at a purchase price of $750.00 per Unit. Due to the participation in the tender offer by affiliates of NPI Realty, and the Managing General Partner's related, existing and potential conflicts of interest, the Registrant, in its Schedule 14D-9 filed with Securities and Exchange Commission and sent to limited partners, expressed no opinion and made no recommendation as to whether limited partners should tender their Units pursuant to the Offer. The expiration of the tender offers described above is midnight, New York time, on March 25, 1996. See Items 2-4 of the Schedule 14D-9, for additional information with respect to the Offer and the current and potential conflicts of interest of MRC-85, which Items 2-4 are incorporated herein by reference.

         On March 12, 1996, the Registrant received a letter advising that the Registrant's and GHI's joint venture partner in certain of the hotel properties is offering $147,400,000 in cash for all of the 28 hotel properties directly or indirectly owned by the Registrant and Growth Hotel Investors ("GHI"). See Amendment No. 2 to the Registrant's Statement on Schedule 14D-9, as filed with the Commission on March 14, 1996, for a more complete description of this offer, which Amendment No. 2 is hereby incorporated by reference herein. There can be no assurance that if this offer were accepted by the Registrant and GHI, the transactions contemplated thereby could be consummated upon the March 12, 1996 terms and conditions described therein or at all. The Managing General Partner has not concluded its evaluation of this offer or of the ability of the offeror to consummate the transactions contemplated thereby.



                                    PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.

(a) (1)(2)        Financial Statements and Financial Statement Schedules

         See Item 8 of this Form 10-K for Consolidated Financial Statements for the Registrant, Notes thereto, and Financial Statement Schedules. (A table of contents to Consolidated Financial Statements and Financial Statement Schedules is included in Item 8 and incorporated herein by reference.)

(a) (3)           Exhibits

2. NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Registrant's Current Report on Form 8-K dated August 17, 1995.

3.4. Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Registrant dated October 10, 1986, and thereafter supplemented, included in the Registrant's Registration Statement on Form S-11 (Reg.
                  No. 33-4566).

16. Letter dated April 27, 1994 from the Registrant's Former Independent Auditors incorporated by reference to the Registrant's Current Report on Form 8-K dated April 22, 1994.

20 Letter, dated February 29, 1996, from the Registrant to its limited partners, incorporated by reference to the Schedule 14D-9 of Registrant filed with the Commission on February 29, 1996.

99(a) Schedule 14D-9 of the Registrant, as filed with the Commission on February 29, 1996.

99(b) Amendment No. 1 to Schedule 14D-9 of Registrant, as filed with the Commission on March 7, 1996.

99(c) Amendment No. 2 to Schedule 14D-9 of Registrant, as filed with the Commission on March 14, 1996.





99(d) Letter Agreement, dated November 15, 1995 between Montgomery Realty Corporation, Fox Realty Investors, NPI Equity Investments II, Inc., and NPI Realty Management Corp. incorporated by reference to the Schedule 14D-9 of Registrant filed with the Commission on February 29, 1996.


99(e) Second Amended and Restated Partnership Agreement of Montgomery Realty Company 85, made and entered into to be effective as of November 15, 1995, by and between NPI Realty Management Corp. and Fox Realty Investors incorporated by reference to the Schedule 14D-9 of Registrant filed with the Commission on February 29, 1996.

99(f) Third Amended and Restated General Partnership Agreement of Montgomery Realty Company-85, effective as of February 13, 1996, by and between NPI Realty Management Corp. and Fox Realty Investors incorporated by reference to the Schedule 14D-9 of Registrant filed with the Commission on February 29, 1996.

(b) No reports on Form 8-K were filed during the last quarter covered by this Report:



                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE REGISTRANT

                                       GROWTH HOTEL INVESTORS II,
                                       a California Limited Partnership

                                       By:      Montgomery Realty Company-85,
                                                its General Partner

                                       By:      NPI Realty Management Corp.
                                                managing partner

                                       By:      /s/  William H. Jarrard, Jr.
                                                     William H. Jarrard, Jr.
                                                     President and Director

                                                     Date:  March 15, 1996

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Signature/Name               Title                   Date

/s/ William H. Jarrard, Jr.  President and           March 15, 1996
---------------------------
William H. Jarrard, Jr.       Director


/s/ Ronald Uretta            Principal Financial     March 15, 1996
---------------------------
Ronald Uretta                 Officer and Principal
                              Accounting Officer




                                 EXHIBIT INDEX

Exhibit

2.                NPI, Inc. Stock Purchase Agreement, dated as of August 17,
                  1995 (1)

3. 4.             Agreement of Limited Partnership (2)

16. Letter dated April 27, 1994 from the Registrant's Former Independent Auditors (3)

20 Letter, dated February 29, 1996, from the Registrant to its limited partners. (4)

99(a) Schedule 14D-9 of the Registrant, as filed with the Commission on February 29, 1996.

99(b) Amendment No. 1 to Schedule 14D-9 of the Registrant, as filed with the Commission on March 7, 1996.

99(c) Amendment No. 2 to Schedule 14D-9 of the Registrant, as filed with the Commission on March 14, 1996.

99(d)             Letter Agreement, dated November 15, 1995 between
                  Montgomery Realty Corporation, Fox Realty Investors, NPI Equity Investments II, Inc., and NPI Realty Management Corp.
                  (4)

99(e) Second Amended and Restated Partnership Agreement of Montgomery Realty Company 85, made and entered into to be effective as of November 15, 1995, by and between NPI Realty Management Corp. and Fox Realty Investors. (4)

99(f) Third Amended and Restated General Partnership Agreement of Montgomery Realty Company-85, effective as of February 13, 1996, by and between NPI Realty Management Corp. and Fox Realty Investors. (4)
------------------------------------

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 17, 1995.

(2) Incorporated by reference to Exhibit A to the Prospectus of the Registrant dated October 10, 1986, and thereafter supplemented, included in the Registrant's Registration Statement on Form S-11
(Reg. No. 33-4566).

(3) Incorporated by reference to the Registrant's Current Report of Form 8-K dated April 22, 1994.

(4) Incorporated by reference to the Schedule 14D-9 of Registrant filed with the Commission on February 29, 1996.