Form 10-Q
period 1996-03-31
GROWTH HOTEL INVESTORS II
filed 1996-05-15
CIK 791346

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               (As last amended in Rel. No. 312905, eff. 4/26/93.)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1996


[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the transition period.........to.........
             (Amended by Exchange Act Rel. No. 312905, eff. 4/26/93)

                         Commission file number 0-16491



                            GROWTH HOTEL INVESTORS II
             (Exact name of registrant as specified in its charter)



          California                                           94-2997382
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                          One Insignia Financial Plaza
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                             (Issuer's phone number)



Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X  .  No      .


                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                          GROWTH HOTEL INVESTORS II

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                         March 31,    December 31,
                                                            1996           1995
 Assets
 Cash and cash equivalents                               $  6,486        $  7,105
 Restricted cash                                            1,191             902
 Deferred costs                                             1,921           2,008
 Accounts receivable and other assets                       1,751           1,376
 Investment properties:
      Land                                                 15,720          15,640
      Buildings and related personal property             108,174         106,243
                                                          123,894         121,883
      Less accumulated depreciation                       (39,360)        (38,136)
                                                           84,534          83,747
                                                         $ 95,883       $  95,138

 Liabilities and Partners' Deficit

 Accounts payable and other liabilities                  $  2,816       $   2,303
 Due to affiliate of the joint venture partner              1,179             819
 Notes payable                                             49,935          50,139

 Minority interest in joint ventures                        3,357           3,902

 Partners' Equity (Deficit):
 General partners'                                       $   (255)       $   (268)
 Limited partners' (58,982 units outstanding)              38,851          38,243
                                                           38,596          37,975

      Total liabilities and partners' deficit            $ 95,883       $  95,138

                See Notes to Consolidated Financial Statements


b)                          GROWTH HOTEL INVESTORS II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                            Three Months Ended
                                                                 March 31,
                                                           1996           1995
 Revenues:
    Hotel operations                                    $  11,716      $  11,131
    Interest income                                            72            124
          Total revenues                                   11,788         11,255

 Expenses:
    Hotel operations                                        7,297          7,011
    Mortgage interest                                       1,196          1,378
    Depreciation                                            1,224          1,131
    General and administrative                                305            246
          Total expenses                                   10,022          9,766

 Income before minority interest in joint
    venture's operation                                     1,766          1,489

 Minority interest in joint ventures' operations             (280)          (686)

 Net income                                             $   1,486      $     803

 Net income allocated to general partners (2%)          $      30      $      16
 Net income allocated to limited partners (98%)             1,456            787

 Net income                                             $   1,486      $     803

 Net income per limited partnership unit                $   24.69      $   13.34

                 See Notes to Consolidated Financial Statements


c)                          GROWTH HOTEL INVESTORS II

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)

                                  Limited       General        Limited
                                Partnership    Partners'      Partners'        Total
                                   Units        Deficit         Equity        Equity
Partners' (deficit) equity at
   December 31, 1995               58,982       $  (268)     $  38,243      $  37,975

Net income for the three
   months ended March 31, 1996         --            30          1,456          1,486

Distributions                          --           (17)          (848)          (865)

Partners' (deficit) equity at
   March 31, 1996                  58,982       $  (255)     $  38,851      $  38,596


                 See Notes to Consolidated Financial Statements


d)                          GROWTH HOTEL INVESTORS II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                              Three Months Ended
                                                                  March 31,
                                                               1996          1995
 Cash flows from operating activities:
    Net income                                               $  1,486      $    803
    Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                              1,311         1,231
     Minority interest in joint ventures' operations              280           686
     Deferred costs paid                                           --        (1,425)
 Change in accounts:
     Accounts receivable and other assets                        (750)         (183)
     Accounts payable, and other liabilities                      513           663

 Net cash provided by operating activities                      2,840         1,775

 Cash flows from investing activities:
     Property and improvement additions                        (1,544)       (1,701)
     Restricted cash (increase) decrease                         (289)           78

 Net cash used in investing activities                         (1,833)       (1,623)

 Cash flows from financing activities:
     Notes payable principal payments                            (204)         (288)
     Joint venture partner distributions                         (662)         (781)
     Cash distribution to partners                               (865)         (865)
     Due to (from) affiliate                                      105          (692)

 Net cash used in financing activities                         (1,626)       (2,626)

 Net decrease in cash and cash equivalents                       (619)       (2,474)

 Cash and cash equivalents at beginning of period               7,105        11,776

 Cash and cash equivalents at end of period                  $  6,486      $  9,302

 Supplemental information:
    Interest paid                                            $  1,457      $  1,337

 Non-cash investing activity:
    Purchase of joint venture partners interest-Note F

                 See Notes to Consolidated Financial Statements


e)
                            GROWTH HOTEL INVESTORS II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

The balance sheet at December 31, 1995, was derived from audited financial statements at such date.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

Growth Hotel Investors II (the "Partnership") has no employees and is dependent on NPI Realty Management Corp. ("NPI Realty" or the "Managing General Partner") and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of Insignia Financial Group, Inc., National Property Investors, Inc. ("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:

                                                      For the Three Months Ended
                                                               March 31,
                                                          1996          1995

 Reimbursement for services of affiliates (included
    in general and administrative expenses)             $94,000       $91,000
 Partnership Management Fees (included in general
    and administrative expenses)                         96,000        96,000


The general partner of the partnership is Montgomery Realty Company-85 ("MRC-85"), a California general partnership. The general partners of MRC-85 are Fox Realty Investors ("FRI"), a California general partnership, and NPI Realty. On February 13, 1996 NPI Realty, which acquired its interest in MRC-85 from Montgomery Realty Corporation on November 15, 1995, became the managing general partner of MRC-85. The associate general partner is GHI Associates of which FRI is the general partner and Prudential-Bache Properties, Inc. is the limited partner.


Note B - Transactions with Affiliated Parties (continued)

On December 6, 1993, NPI Equity Investments II, Inc. ("NPI Equity") became the managing general partner of FRI and assumed operational control over Fox Capital Management Corporation ("FCMC"), an affiliate of FRI. As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships sponsored by FRI and/or FCMC. The individuals who had served previously as partners of FRI and as officers and directors of FCMC contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. In the foregoing capacity, such partners continue to hold, indirectly, certain economic interests in the Partnership and such other investment partnerships, but ceased to be responsible for the operation and management of the Partnership and such other partnerships. NPI Equity and NPI Realty are wholly-owned subsidiaries of NPI.


On August 17, 1995, the stockholders of NPI entered into an agreement to sell all of the issued and outstanding common stock of NPI to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"). The transaction was consummated on January 19, 1996. Upon the closing, the officers and directors of NPI, NPI Equity II and NPI Realty resigned and IFG Corporation caused new officers and directors of each of those entities to be elected.


Note C - Restricted Cash

Restricted cash at March 31, 1996, represents funds provided for and maintained by certain properties pursuant to the related notes payable agreements, primarily related to the Growth Hotel Investors Combined Fund No. 1 ("Combined Fund"), to meet future capital requirements and debt service payments.


Note D - Distributions

The Partnership distributed approximately $14 per unit (approximately $848,000 in total) to the holders of limited partnership units and approximately $17,000 to the general partners for each of the three month periods ended March 31, 1996 and 1995.


Note E - Amendment to Service Agreement

The Partnership paid $1,425,000 in January 1995 to Metric Management, Inc. ("MMI") amending their services agreement to provide for a reduction in the monthly asset management fee from $54,700 to $7,000, the elimination of fees payable to MMI for its assistance in refinancing and sales of properties owned by the Partnership and provides the Partnership with the ability to terminate MMI's services at will.

The buyout of the service contract is being amortized over the remaining term of the services agreement of 10 years. For the three months ended March 31, 1996 and 1995, $36,000 has been amortized and is included in general and administrative expenses.

Note F - Joint Venture Purchase

On December 7, 1995, the Partnership acquired, effective January 1, 1996, all of the economic rights of its joint venture partner in GHI II Big River Associates, a California partnership, the joint venture which owns the Hampton Inn - St. Louis hotel, for $375,000.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Investment Properties:

A description of the hotel properties in which the Partnership has an ownership interest, together with occupancy and room rate data follows:

                                            Average               Average Daily
                                         Occupancy Rate             Room Rate
                                       For Quarter Ended        For Quarter Ended
                                           March 31,                March 31,
 Name and Location                      1996        1995         1996        1995
 Growth Hotel Investors II:

 Hampton Inn-Kansas City                75%          79%         $ 57.24     $ 52.05
 Kansas City, Missouri

 Hampton Inn-Eden Prairie               68%          64%           57.73       54.74
 Eden Prairie, Minnesota

 Hampton Inn-Dublin                     63%          65%           55.73       52.38
 Dublin, Ohio

 Hampton Inn-North Dallas               81%          79%           64.94       61.96
 Addison, Texas

 Hampton Inn-St. Louis                  61%          64%           59.44       57.08
 St. Louis, Missouri

 Hampton Inn-Colorado Springs           74%          64%           45.38       41.10
 Colorado Springs, Colorado

 Growth Hotel Investors
    Combined Fund No. 1:

 Hampton Inn-Memphis I40 East           65%          71%           53.20       50.36
 Memphis, Tennessee

 Hampton Inn-Columbia-West              73%          82%           58.96       53.03
 West Columbia, South Carolina


 Hampton Inn-Spartanburg                54%          63%           51.61       46.23
 Spartanburg, South Carolina

 Hampton Inn-Little Rock, North         64%          72%           51.37       46.78
 North Little Rock, Arkansas

 Hampton Inn-Amarillo                   59%          64%           49.70       46.68
 Amarillo, Texas



                                            Average               Average Daily
                                         Occupancy Rate             Room Rate
                                       For Quarter Ended        For Quarter Ended
                                           March 31,                March 31,
 Name and Location                      1996        1995         1996        1995

 Growth Hotel Investors
    Combined Fund No. 1:
       (continued)

 Hampton Inn-Greenville                 76%          77%         $ 57.79     $ 51.92
 Greenville, South Carolina

 Hampton Inn-Charleston-Airport         74%          70%           53.57       52.76
 North Charleston, South Carolina


 Hampton Inn-Memphis-Poplar             79%          80%           67.95       63.00
 Memphis, Tennessee

 Hampton Inn-Greensboro                 77%          85%           63.42       55.79
 Greensboro, North Carolina

 Hampton Inn-Birmingham                 71%          80%           60.51       57.17
 Birmingham, Alabama

 Hampton Inn-Atlanta-Roswell            75%          81%           63.36       55.86
 Roswell, Georgia

 Hampton Inn-Chapel Hill                81%          81%           60.29       54.68
 Chapel Hill, North Carolina

 Hampton Inn-Dallas-Richardson          78%          71%           55.60       50.25
 Richardson, Texas

 Hampton Inn-Nashville-                 67%          81%           64.66       59.20
    Briley Parkway
 Nashville, Tennessee

 Hampton Inn-San Antonio-Northwest      54%          59%           55.87       56.28
 San Antonio, Texas

 Hampton Inn-Madison Heights            69%          63%           57.38       53.19
 Madison Heights, Michigan

 Hampton Inn-Mountain Brook             77%          68%           60.78       56.40
 Birmingham, Alabama

 Hampton Inn-Northlake                  78%          77%           60.22       53.34
 Atlanta, Georgia


The Partnership's net income for the three months ended March 31, 1996, was approximately $1,486,000 as compared to $803,000 for the same period of 1995.

The increase in net income is attributable to an increase in hotel revenues due to an overall room rate increase at the Partnership's investment properties along with a decrease in mortgage interest due to the repayment of long-term debt on its Hampton Inn - Dublin and Hampton Inn - Kansas City properties during the fourth quarter of 1995. Partially offsetting these increases to income were increases in hotel operating expenses, depreciation expense and general and administrative expenses. Finally affecting the increase in net income was a decrease in loss attributable to the minority interest to joint venture partners.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the hotel market environment of its investment properties to assess the feasibility of increasing rates, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rates and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of concessions and room rate reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At March 31, 1996, the Partnership had unrestricted cash of $6,486,000 as compared to $9,302,000 at March 31, 1995. Net cash provided by operating activities increased due to the increase in net income discussed above along with the Partnership incurring costs of $1,425,000 during the first quarter of 1995 in relation to a buyout agreement as discussed in "Item 1. Financial Statements Note E". Net cash used in investing activities increased primarily as a result of increases in deposits to restricted cash. Net cash used in financing activities decreased primarily as a result of a difference in the timing of payments of distributions from the Combined Fund to the Partnership.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $49,935,000 includes mortgages with maturity dates ranging from 1996 through 2016. A balloon payment on the mortgage encumbering the Partnership's Hampton Inn - North Dallas property is due in December 1996 in the amount of approximately $2,927,000. The Partnership's consolidated joint venture, the Combined Fund, has balloon payments due in August 1996 of approximately $35,323,000. The Partnership's remaining properties have balloon payments due in 1998 and 2016. The Managing General Partner is currently evaluating the feasibility of selling all of the investment properties (as discussed in further detail below) or the refinancing opportunities. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. A cash distribution of approximately $865,000 was paid to the partners in the first quarters of 1996 and 1995.

On February 15, 1996, Devon Associates, a New York general partnership, commenced a tender offer (the "Offer") for up to 21,000 of the outstanding Units at a purchase price of $750.00 per Unit. Due to the participation in the tender offer by affiliates of NPI Realty, and the Managing General Partner's related, existing and potential conflicts of interest, the Partnership, in its Schedule 14D-9 filed with Securities and Exchange Commission and sent to limited partners, expressed no opinion and made no recommendation as to whether limited partners should tender their Units pursuant to the Offer. The expiration of the tender offers described above was midnight, New York time, on March 25, 1996. See Items 2-4 of the Schedule 14D-9 of the Partnership, as filed with the Commission on February 29, 1996, as amend by "Amendment No. 1" thereto, as filed with the Commission on March 7, 1996, and as further amended by "Amendment No. 2" thereto, as filed with the Commission on March 14, 1996 and as further amended by "Amendment No. 3" thereto filed with the Commission on March 18, 1996 (collectively, the "Schedule 14D-9"), for additional information with respect to the Offer and the current and potential conflicts of interest of MRC-85, which Items 2-4 are incorporated herein by reference. Devon Associates acquired 17,287 units with respect to this offer. See Part II - Item 1 - Legal Proceedings.

On March 12, 1996, the Partnership received a letter advising that the Partnership's and Growth Hotel Investors' ("GHI") joint venture partner in certain of the hotel properties was offering $147,400,000 in cash for all of the 28 hotel properties directly or indirectly owned by the Partnership and GHI.
See "Amendment No. 2" to the Partnership's Statement on Schedule 14D-9, as filed with the Commission on March 14, 1996, for a more complete description of this offer, which "Amendment No. 2" is hereby incorporated by reference herein. The Managing General Partner determined that the offer price was insufficient and, by its terms, the offer expired unaccepted on March 31, 1996.


                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceeding

William Wallace, Mildred Wallace, Edith G. Martin, Paul Allemang and Gwen Allemang, on behalf of themselves and all others similarly situated, and derivatively on behalf of Growth Hotel Investors, a California limited partnership and Growth Hotel Investors II, a California limited partnership, Plaintiff v. Devon Associates, Montgomery Realty-85, GHI Associates, Cayuga Associates, L.P., Cayuga Capital Corp., Insignia Financial Group, Inc., L.P., and Fleetwood Corp., Defendants and Growth Hotel Investors, a California Limited partnership, and Growth Hotel Investors II, a California limited partnership, Nominal Defendant, Supreme Court of the State of New York, County of New York, Case No. 9600866 (The "Wallace Action").

On February 21, 1996, William and Mildred Wallace, holders of Units of GHI, and Edith G. Martin and Paul and Gwen Allemang, holders of Units of the Partnership, commenced an action on behalf of themselves and others similarly situated, and derivatively on behalf of GHI and the Partnership, in the Supreme Court of the State of New York, County of New York, against, among others, MRC-85 and certain of its affiliates pertaining to the tender offer for up to 15,000 partnership Units of GHI and up to 21,000 partnership Units of the Partnership which commenced February 15, 1996. The action alleged, among other things, that the tender offers constituted (a) a breach of fiduciary duty owed to limited partners and the partnerships, and (b) a breach of the provisions of the partnership agreements of such partnerships. The action, which was brought as a class action on behalf of all limited partners, sought to enjoin the tender offers as well as monetary damages in an unspecified amount.

R&S Asset Partners, a Florida general partnership, and Jessie B. Small, on their own behalves, on behalf of all others similarly situated, and derivatively on behalf of the Nominal Defendants, Plaintiffs, v. Devon Associates, Cayuga Associates, L.P., Cayuga Capital Corp., Fleetwood Corp., Carl C. Icahn, Michael
L. Ashner, Martin Lifton, Arthur N. Queler, Insignia Financial Group, Inc., IFGP, Corp., National Properties Investors, Inc., NPI Equity Investment II, Inc., Fox Fealty Investors, Portfolio Realty Associates, L.P., Emmet J. Cashin, Jr., Jarold A. Evans, W. Patrick McDowell, Apollo Real Estate Advisors, L.P., and Montgomery Realty Company-85, Defendants, and Growth Hotel Investors, a California Limited Partnership, and Growth Hotel Investors II, a California Limited Partnership, Nominal Defendants, Superior Court of the State of California, County of Los Angeles, Case No. BC145220 (The "R&S Asset Partners Action").

On February 28, 1996, R&S Asset Partners, holders of Units of GHI, and Jesse B. Small, holder of Units of the Partnership, commenced an action on behalf of themselves and others similarly situated, and derivatively on behalf of GHI and the Partnership, in the Superior Court of the State of California, County of Los Angeles, against, among others, MRC-85 and certain of its affiliates pertaining to the tender offer for up to 15,000 partnership Units of GHI and up to 21,000 partnership Units of the Partnership which commenced February 15, 1996. The action alleged, among other things, that the tender offers constituted (a) a breach of fiduciary duty owed to the limited partners of the partnerships, (b) negligent misrepresentations pertaining to the disclosure set forth in the offer to purchase, (c) common law fraud, and (d) a breach of the provisions of the partnership agreements of such partnerships. The action, which was brought as a class action on behalf of all limited partners, sought to enjoin the tender offers as well as monetary damages in an unspecified amount.

See Item 3 of the Schedule 14D-9, which is incorporated herein by reference, for additional information with respect to the above actions.

On March 15, 1996, counsel for the plaintiffs and defendants in the Wallace Action and the R&S Partners Action agreed in principle to settle these actions. In connection with the settlement, MRC-85 agreed to take such actions as are reasonably necessary and consistent with its fiduciary duties to procure offers for the purchase of the Partnership's and GHI's assets which maximize the value of the limited partner assignee units. MRC-85 further agreed to deal fairly and in good faith with persons expressing an interest in making a bona fide offer to purchase such assets and, subject to its fiduciary duty, provide such bona fide offers with access to the Partnership's and GHI's books and records for due diligence purposes. If MRC-85 determines that an offer to purchase its assets is acceptable, MRC-85 will prepare a plan of liquidation and submit such plan to the Partnership's partners for approval. Also in connection with the settlement, the plaintiffs will release all claims they may have arising out of the tender offers. The consummation of the settlement is subject to the satisfaction of numerous conditions including court approval. Accordingly, there can be no assurance that the settlement will be consummated on these terms and conditions or at all.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.


         99(a) Schedule 14D-9 of the Registrant, as filed with the Commission on February 29, 1996.

         99(b) Amendment No. 1 to Schedule 14D-9 of the Registrant, as filed with the Commission on March 7, 1996.

         99(c) Amendment No. 2 to Schedule 14D-9 of the Registrant, as filed with the Commission on March 14, 1996.

         99(d) Amendment No. 3 to Schedule 14D-9 of the Registrant as filed with the Commission on March 18, 1996.

     b) Reports on Form 8-K: Form 8-K dated January 19, 1996, was filed reporting the change in control of the Partnership.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GROWTH HOTEL INVESTORS II

                                       By:   MONTGOMERY REALTY COMPANY 85,
                                             its general partner


                                       By:   NPI REALTY MANAGEMENT CORP.
                                             MANAGING GENERAL PARTNER


                                             /s/William H. Jarrard, Jr.
                                             President and Director


                                             /s/Ronald Uretta
                                             Principal Financial Officer
                                             and Principal Accounting Officer



                                       Date: May 15, 1996