Form 10-Q/A
period 1996-03-31
GROWTH HOTEL INVESTORS II
filed 1996-05-17
CIK 791346

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               (As last amended in Rel. No. 312905, eff. 4/26/93.)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q/A

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

On March 31, 1996, the Partnership received a letter advising that the Partnership's and Growth Hotel Investors II ("GHI II") joint venture partner in certain of the hotel properties was offering $147,000,000 in cash for all 28 hotel properties directly or indirectly owned by the Partnership and GHI II.
See "Amendment No. 2" to the Partnership's Statement on Schedule 14D-9, as filed with the Commission on March 14, 1996, for a more complete description of this offer, which "Amendment No. 2 is hereby incorporated by reference herein. By the terms of the offer, the offer expired on March 31, 1996. The Managing General Partner determined that before the offer could be recommended, if at all, to the Partnership's limited partners further analysis of the hotel properties and their value was needed. See Part II. Item 1 - Legal Proceedings for information with respect to the marketing of the hotel properties for sale in connection with the settlement of the actions arising out of the Devon Associates tender offers.


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



                                          Date: May 17, 1996