Form 10-Q
period 1996-06-30
GROWTH HOTEL INVESTORS II
filed 1996-08-15
CIK 791346

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


                  For the quarterly period ended June 30, 1996


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






                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                          GROWTH HOTEL INVESTORS II

                           CONSOLIDATED BALANCE SHEETS
                         (in thousands, except unit data)

                                                         June 30,     December 31,
                                                           1996           1995
                                                       (Unaudited)       (Note)
 Assets
 Cash and cash equivalents                               $  6,699        $  7,105
 Restricted cash                                            1,140             902
 Deferred costs                                             1,834           2,008
 Accounts receivable and other assets                       1,773           1,376
 Investment properties:
      Land                                                 15,720          15,640
      Buildings and related personal property             109,483         106,243
                                                          125,203         121,883
      Less accumulated depreciation                       (40,828)        (38,136)

                                                           84,375
                                                         $ 95,821       $  95,138

 Liabilities and Partners' Deficit

 Accounts payable and other liabilities                  $  2,607       $   2,303
 Due to affiliate of the joint venture partner                838             819
 Notes payable                                             49,665          50,139

 Minority interest in joint ventures                        3,458           3,902

 Partners' Equity (Deficit):

 General partners'                                           (242)           (268)
 Limited partners' (58,982 units outstanding)              39,495          38,243
                                                           39,253          37,975

      Total liabilities and partners' deficit            $ 95,821       $  95,138

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but that does not include all of the information and footnotes required by generally accepted accouting principles for complete financial statements.

                 See Notes to Consolidated Financial Statements


b)                          GROWTH HOTEL INVESTORS II

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Three Months Ended            Six Months Ended
                                         June 30,                     June 30,
                                     1996           1995           1996          1995
 Revenues:
   Hotel operations                $ 13,792      $ 13,361       $ 25,508      $ 24,492
   Interest income                       77           118            149           242
          Total revenues             13,869        13,479         25,657        24,734

 Expenses:
   Hotel operations                   8,637         8,158         15,934        15,169
   Mortgage interest                  1,213         1,392          2,409         2,770
   Depreciation                       1,468         1,129          2,692         2,260
   General and administrative           507           264            812           510
          Total expenses             11,825        10,943         21,847        20,709

   Income before minority
    interest in joint
    venture's operation               2,044         2,536          3,810         4,025
 Minority interest in joint
   venture's operations                (522)         (710)          (802)       (1,396)
 Net income                        $  1,522      $  1,826       $  3,008      $  2,629
 Net income allocated to
   general partners (2%)           $     30      $     37       $     60      $     53
 Net income allocated to
   general partners (98%)             1,492         1,789          2,948         2,576
 Net income                        $  1,522      $  1,826       $  3,008      $  2,629
 Net income per limited
   partnership unit                $  25.30      $  30.33       $  49.99      $  43.67

                 See Notes to Consolidated Financial Statements

c)                          GROWTH HOTEL INVESTORS II

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)


                                  Limited       General        Limited
                                Partnership    Partners'      Partners'        Total
                                   Units        Deficit         Equity        Equity
Partners' (deficit) equity at
   December 31, 1995               58,982       $  (268)      $ 38,243       $ 37,975

Net income for the six
   months ended June 30, 1996          --            60          2,948          3,008

Distributions                          --           (34)        (1,696)        (1,730)

Partners' (deficit) equity at
   June 30, 1996                   58,982       $  (242)      $ 39,495       $ 39,253

                 See Notes to Consolidated Financial Statements

d)                          GROWTH HOTEL INVESTORS II

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                              Six Months Ended
                                                                  June 30,
                                                               1996         1995
 Cash flows from operating activities:
    Net income                                              $  3,008      $  2,629
    Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                             2,866         2,460
     Minority interest in joint ventures' operations             802         1,396

     Deferred costs paid                                          --        (1,425)
 Change in accounts:
     Accounts receivable and other assets                       (772)         (383)
     Accounts payable and other liabilities                      426           514


 Net cash provided by operating activities                     6,330         5,191

 Cash flows from investing activities:

     Property and improvement additions                       (2,853)       (3,220)
     Restricted cash (increase) decrease                        (238)          887
     Purchase of minority interest in joint venture               --          (300)

 Net cash used in investing activities                        (3,091)       (2,633)

 Cash flows from financing activities:
     Notes payable principal payments                           (474)         (470)
     Joint venture partner distributions                      (1,460)       (1,322)
     Cash distribution to partners                            (1,730)       (1,784)

     Due to (from) affiliate                                      19            --

 Net cash used in financing activities                        (3,645)       (3,576)

 Net decrease in cash and cash equivalents                      (406)       (1,018)


 Cash and cash equivalents at beginning of period              7,105        11,776


 Cash and cash equivalents at end of period                 $  6,699      $ 10,758

 Supplemental information:
    Interest paid                                           $  2,630      $  2,689

 Non-cash investing activity:
    Purchase of joint venture partner's interest-Note F


                 See Notes to Consolidated Financial Statements

e)
                            GROWTH HOTEL INVESTORS II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Realty Management Corp. ("NPI
Realty" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June
30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

The balance sheet at December 31, 1995, was derived from audited financial statements at such date.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

Growth Hotel Investors II (the "Partnership") has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of Insignia Financial Group, Inc.
("Insignia"), National Property Investors, Inc. ("NPI"), and affiliates of
NPI were charged to expense in 1996 and 1995:

                                                       For the Six Months Ended
                                                                June 30,
                                                          1996          1995

 Reimbursement for services of affiliates (included
    in general and administrative expenses)            $155,000      $ 83,000
 Partnership Management Fees (included in general
    and administrative expenses)                        192,000       192,000

The general partner of the partnership is Montgomery Realty Company-85 ("MRC-
85"), a California general partnership.  The general partners of MRC-85 are Fox
Realty Investors ("FRI"), a California general partnership, and NPI Realty.  On
February 13, 1996, NPI Realty, which acquired its interest in MRC-85 from Montgomery Realty Corporation on November 15, 1995, became the managing general partner of MRC-85. The associate general partner is GHI Associates of which FRI is the general partner and Prudential-Bache Properties, Inc. is the limited partner.

On January 19, 1996, all of the issued and outstanding shares of stock of NPI, the sole shareholder of both NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI and NPI Realty was acquired by an affiliate of Insignia. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and NPI Realty.

Note C - Restricted Cash

Restricted cash at June 30, 1996, represents funds provided for and maintained by certain properties pursuant to the related notes payable agreements, primarily related to the Growth Hotel Investors Combined Fund No. 1 ("Combined
Fund"), to meet future capital requirements and debt service payments.


Note D - Distributions

The Partnership distributed approximately $28 per unit (approximately $1,696,000 in total) to the holders of limited partnership units and approximately $34,000 to the general partners for each of the six month periods ended June 30, 1996 and 1995.

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

The buyout of the service contract is being amortized over the remaining term of the services agreement of 10 years. For the six months ended June 30, 1996 and 1995, $71,000 has been amortized and is included in general and administrative expenses.

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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS


Investment Properties:

A description of the hotel properties in which the Partnership has an ownership interest, together with occupancy and room rate data follows:



                                            Average               Average Daily
                                         Occupancy Rate             Room Rate
                                      For Six Months Ended     For Six Months Ended
                                            June 30,                 June 30,
 Name and Location                      1996        1995         1996        1995
 Growth Hotel Investors II:

 Hampton Inn-Kansas City                79%          82%         $ 58.72     $ 53.56
 Kansas City, Missouri

 Hampton Inn-Eden Prairie               79%          70%           56.30       55.12
 Eden Prairie, Minnesota

 Hampton Inn-Dublin                     69%          71%           57.40       53.75
 Dublin, Ohio

 Hampton Inn-North Dallas               80%          80%           64.77       62.24
 Addison, Texas

 Hampton Inn-St. Louis                  67%          69%           60.34       57.03
 St. Louis, Missouri

 Hampton Inn-Colorado
 Growth Hotel Investors
    Combined Fund No. 1:

 Hampton Inn-Memphis I40 East           75%          79%           53.88       52.57
 Memphis, Tennessee

 Hampton Inn-Columbia-West              78%          86%           59.72       53.82
 West Columbia, South Carolina

 Hampton Inn-Spartanburg                63%          70%           52.40       46.51
 Spartanburg, South Carolina

 Hampton Inn-Little Rock, North         75%          80%           51.98       47.98
 North Little Rock, Arkansas

 Hampton Inn-Amarillo                   65%          72%           52.60       48.93
 Amarillo, Texas



                                            Average               Average Daily
                                         Occupancy Rate             Room Rate
                                      For Six Months Ended     For Six Months Ended
                                            June 30,                 June 30,
 Name and Location                      1996        1995         1996        1995

 Growth Hotel Investors
    Combined Fund No. 1:
       (continued)

 Hampton Inn-Greenville                 79%          81%         $ 57.54     $ 51.74
 Greenville, South Carolina

 Hampton Inn-Charleston-Airport         80%          79%           55.61       53.74
 North Charleston, South Carolina

 Hampton Inn-Memphis-Poplar             83%          84%           68.13       64.24
 Memphis, Tennessee

 Hampton Inn-Greensboro                 81%          88%           64.98       57.59
 Greensboro, North Carolina

 Hampton Inn-Birmingham                 76%          84%           60.21       57.73
 Birmingham, Alabama

 Hampton Inn-Atlanta-Roswell            80%          84%           64.02       57.48
 Roswell, Georgia

 Hampton Inn-Chapel Hill                86%          86%           61.45       55.34
 Chapel Hill, North Carolina

 Hampton Inn-Dallas-Richardson          82%          78%           56.17       50.32
 Richardson, Texas

 Hampton Inn-Nashville-                 79%          87%           67.33       61.28
    Briley Parkway
 Nashville, Tennessee

 Hampton Inn-San Antonio-Northwest      63%          65%           58.53       58.28
 San Antonio, Texas

 Hampton Inn-Madison Heights            74%          69%           58.19       53.32
 Madison Heights, Michigan

 Hampton Inn-Mountain Brook             81%          75%           61.24       57.17
 Birmingham, Alabama

 Hampton Inn-Northlake                  78%          80%           59.81       53.82
 Atlanta, Georgia



The Partnership's net income for the six months ended June 30, 1996, was approximately $3,008,000, of which $1,522,000 was attributable to the second quarter, as compared to $2,629,000 and $1,826,000 for the same periods of 1995, respectively. The increase in net income is attributable to an increase in hotel revenues due to an overall room rate increase at the Partnership's investment properties along with a decrease in mortgage interest due to the repayment of long-term debt on its Hampton Inn - Dublin and Hampton Inn - Kansas City properties during the fourth quarter of 1995. Partially offsetting these increases to income were increases in depreciation expense due to substantial renovations at many of the Partnership's investment properties and general and administrative expenses due to legal fees and costs associated with the transition of partnership administration in 1996. In addition, hotel operations expense increased due to exterior painting projects at the Hampton Inn - Sycamore, Chapel Hill, Charleston, Birmingham, Nashville and Memphis properties. Finally, affecting the increase in net income was a decrease in the minority interest to joint venture partners.

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

At June 30, 1996, the Partnership had unrestricted cash of $6,699,000 as compared to $10,758,000 at June 30, 1995. Net cash provided by operating activities increased due to the increase in net income discussed above along with the Partnership incurring costs of $1,425,000 during the first quarter of 1995 in relation to a buyout agreement as discussed in "Item 1. Financial Statements Note E". Net cash used in investing activities increased primarily as a result of increases in deposits to restricted cash. Net cash used in financing activities was comparable to the 1995 amounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $49,665,000 includes mortgages with maturity dates ranging from 1996 through 2016. The mortgages encumbering the Hampton Inn - Birmingham and Hampton Inn - North Lake properties (included in the Partnership's consolidated joint venture, the Combined Fund) in the amounts of $2,444,000 and $2,387,000, respectively, matured on August 1, 1996. The Managing General Partner is confident that an extension of these loans will be granted. A balloon payment on the mortgage encumbering the Partnership's Hampton Inn - North Dallas property is due in December 1996 in the amount of approximately $2,927,000. The Combined Fund has balloon payments due in December 1996 of approximately $35,323,000. The Managing General Partner is discussing with the lenders the options for extending these mortgages. The Partnership's remaining properties have balloon payments due in 1998 and 2016. The Managing General Partner is currently in the process of retaining an investment advisor to assist in the sale of the assets. It is expected that the Partnership will begin marketing its properties pursuant to the terms of the settlement discussed in "Part II - Other Information Item 1. Legal Proceedings", during the second half of 1996. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. A cash distribution of approximately $1,730,000 was paid to the partners in the first six months of 1996 and 1995.

On February 15, 1996, Devon Associates, a New York general partnership, commenced a tender offer (the "Offer") for up to 21,000 of the outstanding Units at a purchase price of $750.00 per Unit. Due to the participation in the tender offer by affiliates of NPI Realty, and the Managing General Partner's related, existing and potential conflicts of interest, the Partnership, in its Schedule 14D-9 filed with Securities and Exchange Commission and sent to limited partners, expressed no opinion and made no recommendation as to whether limited partners should tender their Units pursuant to the Offer. The expiration of the tender offers described above was midnight, New York time, on March 25, 1996. See Items 2-4 of the Schedule 14D-9 of the Partnership, as filed with the Commission on February 29, 1996, as amended by "Amendment No. 1" thereto, as filed with the Commission on March 7, 1996, and as further amended by "Amendment No. 2" thereto, as filed with the Commission on March 14, 1996 and as further amended by "Amendment No. 3" thereto filed with the Commission on March 18, 1996 (collectively, the "Schedule 14D-9"), for additional information with respect to the Offer and the current and potential conflicts of interest of MRC-85, which Items 2-4 are incorporated herein by reference. Devon Associates acquired 17,287 units with respect to this offer. See Part II - Item 1 - Legal Proceedings.

On March 13, 1996, the Partnership received a letter advising that the Partnership's and Growth Hotel Investors ("GHI") joint venture partner in certain of the hotel properties was offering $147,000,000 in cash for all 28 hotel properties directly or indirectly owned by the Partnership and GHI. See "Amendment No. 2" to the Partnership's Statement on Schedule 14D-9, as filed with the Commission on March 14, 1996, for a more complete description of this offer, which "Amendment No. 2 is hereby incorporated by reference herein. By the terms of the offer, the offer expired on March 31, 1996. The Managing General Partner determined that before the offer could be recommended, if at all, to the Partnership's limited partners further analysis of the hotel properties and their value was needed. See Part II. Item 1 - Legal Proceedings for information with respect to the marketing of the hotel properties for sale in connection with the settlement of the actions arising out of the Devon Associates tender offers.


                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

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

On February 21, 1996, William and Mildred Wallace, holders of Units of GHI, and Edith G. Martin and Paul and Gwen Allemang, holders of Units of the Partnership, commenced an action on behalf of themselves and others similarly situated, and derivatively on behalf of GHI and the Partnership, in the Supreme Court of the State of New York, County of New York, against, among others, MRC-85 and certain of its affiliates pertaining to the tender offer for up to 15,000 partnership Units of GHI and up to 21,000 partnership Units of the Partnership which commenced February 15, 1996. The action alleged, among other things, that the tender offers constituted (a) a breach of fiduciary duty owed to limited partners and the partnerships, and (b) a breach of the provisions of the partnership agreements of such partnerships. The action, which was brought as both a derivative action and a class action on behalf of all limited partners, sought to enjoin the tender offers as well as monetary damages in an unspecified amount.

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

On February 28, 1996, R&S Asset Partners, holders of Units of GHI, and Jesse B. Small, holder of Units of the Partnership, commenced an action on behalf of themselves and others similarly situated, and derivatively on behalf of GHI and the Partnership, in the Superior Court of the State of California, County of Los Angeles, against, among others, MRC-85 and certain of its affiliates pertaining to the tender offer for up to 15,000 partnership Units of GHI and up to 21,000 partnership Units of the Partnership which commenced February 15, 1996. The action alleged, among other things, that the tender offers constituted (a) a breach of fiduciary duty owed to the limited partners of the partnerships, (b) negligent misrepresentations pertaining to the disclosure set forth in the offer to purchase, (c) common law fraud, and (d) a breach of the provisions of the partnership agreements of such partnerships. The action, which was brought as a derivative action and as a class action on behalf of all limited partners, sought to enjoin the tender offers as well as monetary damages in an unspecified amount.

See Item 3 of the Schedule 14D-9, which is incorporated herein by reference, for additional information with respect to the above actions.

On March 15, 1996, counsel for the plaintiffs and defendants in the Wallace Action and the R&S Partners Action agreed in principle to settle these actions, which settlement has subsequently received final court approval. In connection with the settlement, MRC-85 agreed to take such actions as are reasonably necessary and consistent with its fiduciary duties to procure offers for the purchase of the Partnership's and GHI's assets which maximize the value of the limited partner assignee units. MRC-85 further agreed to deal fairly and in good faith with persons expressing an interest in making a bona fide offer to purchase such assets and, subject to its fiduciary duty, provide such bona fide offers with access to the Partnership's and GHI's books and records for due diligence purposes. If MRC-85 determines that an offer to purchase its assets is acceptable, MRC-85 will prepare a plan of liquidation, and subject to the terms of the Partnership Agreement, submit such plan to the Partnership's partners for approval. Also in connection with the settlement, the plaintiffs will release all claims they may have arising out of the tender offers. The Partnership is currently in the process of retaining an investment advisor to assist in the sale of the assets. It is expected that the Partnership will begin marketing its properties pursuant to the terms of the settlement during the second half of 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)  Reports on Form 8-K:  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       GROWTH HOTEL INVESTORS II

                                       By:   MONTGOMERY REALTY COMPANY-85,
                                             Its General Partner


                                       By:   NPI REALTY MANAGEMENT CORP.,
                                             Its Managing General Partner


                                       By:   /s/William H. Jarrard, Jr.
                                             President and Director


                                       By:   /s/Ronald Uretta
                                             Principal Financial Officer
                                             and Principal Accounting Officer



                                       Date: August 14, 1996