Form 10-Q
period 1996-09-30
GROWTH HOTEL INVESTORS II
filed 1996-11-13
CIK 791346

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


              For the quarterly period ended September 30, 1996


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


                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          GROWTH HOTEL INVESTORS II

                         CONSOLIDATED BALANCE SHEETS
                       (in thousands, except unit data)



                                                  September 30, December 31,
                                                      1996         1995
                                                   (Unaudited)    (Note)
Assets
Cash and cash equivalents                         $   9,450    $   7,105
Restricted cash                                         329          902
Deferred costs                                        1,754        2,008
Accounts receivable and other assets                  1,905        1,376
Investment properties:
Land                                                 15,725       15,640
Buildings and related personal property             110,140      106,243
                                                    125,865      121,883
Less accumulated depreciation                       (42,206)     (38,136)
                                                     83,659       83,747
Total assets                                      $  97,097    $  95,138

Liabilities and Partners' Equity (Deficit)

Accounts payable and other liabilities            $   2,869    $   2,303
Due to affiliate of the joint venture partner           740          819
Notes payable                                        49,490       50,139

Minority interest in joint ventures                   3,395        3,902

Partners' Equity (Deficit):

General partners'                                      (216)        (268)
Limited partners' (58,982 units outstanding)         40,819       38,243
                                                     40,603       37,975

Total liabilities and partners' equity (deficit)  $  97,097    $  95,138

Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                See Notes to Consolidated Financial Statements


b)                            GROWTH HOTEL INVESTORS II

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                                   1996         1995         1996         1995
Revenues:
 Hotel operations              $  14,523    $  13,916    $  40,031    $  38,408
 Interest income                      82          131          231          373
  Total revenues                  14,605       14,047       40,262       38,781
Expenses:
 Hotel operations                  8,617        8,188       24,551       23,357
 Mortgage interest                 1,199        1,355        3,608        4,125
 Depreciation                      1,378        1,430        4,070        3,690
 General and administrative          426          272        1,238          782
  Total expenses                  11,620       11,245       33,467       31,954
Income before minority
  interest in joint
  ventures' operation              2,985        2,802        6,795        6,827
Minority interest in joint
 ventures' operations               (769)        (436)      (1,571)      (1,832)
Net income                     $   2,216    $   2,366    $   5,224    $   4,995
Net income allocated to
 general partners (2%)         $      44    $      47    $     104    $     100
Net income allocated to
 limited partners (98%)            2,172        2,319        5,120        4,895
Net income                     $   2,216    $   2,366    $   5,224    $   4,995
Net income per limited
 partnership unit              $   36.82    $   39.32    $   86.80    $   82.99

                 See Notes to Consolidated Financial Statements


c)                             GROWTH HOTEL INVESTORS II

                 CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                      (Unaudited)
                            (in thousands, except unit data)

                                   Limited      General      Limited
                                 Partnership   Partners'    Partners'      Total
                                    Units       Deficit      Equity        Equity
Partners' (deficit) equity at
  December 31, 1995                 58,982   $    (268)   $  38,243    $  37,975

Net income for the nine months
  ended September 30, 1996              --         104        5,120        5,224

Distributions                           --         (52)      (2,544)      (2,596)

Partners' (deficit) equity at
  September 30, 1996                58,982   $    (216)   $  40,819    $  40,603

                     See Notes to Consolidated Financial Statements

d)                           GROWTH HOTEL INVESTORS II

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                              Nine Months Ended
                                                                 September 30,
                                                             1996         1995
Cash flows from operating activities:
  Net income                                                $  5,224     $  4,995
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                               4,324        3,992
   Minority interest in joint ventures' operations             1,571        1,832
   Deferred costs paid                                            --       (1,425)
Change in accounts:
   Accounts receivable and other assets                         (904)        (585)
   Accounts payable and other liabilities                        533          (85)

Net cash provided by operating activities                     10,748        8,724

Cash flows from investing activities:
   Property and improvement additions                         (3,482)      (3,912)
   Restricted cash decrease                                      573        1,375
   Purchase of minority interest in joint venture                 --         (300)

Net cash used in investing activities                         (2,909)      (2,837)

Cash flows from financing activities:
   Notes payable principal payments                             (649)        (649)
   Joint venture partner distributions                        (2,170)      (2,112)
   Cash distribution to partners                              (2,596)      (2,650)
   Due to (from) affiliate                                       (79)          --

Net cash used in financing activities                         (5,494)      (5,411)

Net increase in cash and cash equivalents                      2,345          476

Cash and cash equivalents at beginning of period               7,105       11,776

Cash and cash equivalents at end of period                 $   9,450     $ 12,252

Supplemental information:
  Interest paid                                            $   3,782     $  4,003

Supplemental disclosure of non-cash investing activity:
   Purchase of joint venture partner's interest-Note F

   Fully depreciated assets of approximately $10,565 were written off during the nine months ended September 30, 1995.

                   See Notes to Consolidated Financial Statements

e)
                              GROWTH HOTEL INVESTORS II

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Growth Hotel Investors II (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Realty Management Corp. ("NPI Realty" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

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

On January 19, 1996, all of the issued and outstanding shares of stock of National Property Investors, Inc. ("NPI"), the sole shareholder of both NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and NPI Realty were acquired by an affiliate of Insignia Financial Group, Inc. ("Insignia"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and NPI Realty.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES - (continued)

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense in 1996 and 1995:

                                                    For the Nine Months Ended
                                                           September 30,
                                                        1996          1995

Reimbursement for services of affiliates (included
  in general and administrative expenses)             $198,000      $117,000
Partnership Management Fees (included in general
  and administrative expenses) (i)                     288,000       288,000


(i) The Partnership Agreement provides for the payment of a partnership management fee to the general partner equal to ten percent of cash available for distribution. This management fee is intended to defray some of the expenses related to services provided by the general partner, or an affiliate, but not reimbursed by the Partnership.

NOTE C - RESTRICTED CASH

Restricted cash at September 30, 1996, represents funds provided for and maintained by certain properties pursuant to the related notes payable agreements, primarily related to the Growth Hotel Investors Combined Fund No. 1 ("Combined Fund"), to meet future capital requirements and debt service payments.

NOTE D - DISTRIBUTIONS

The Partnership distributed approximately $43 per unit ($2,544,000 in total) and $44 per unit ($2,598,000 in total) to the holders of limited partnership units during the nine months ended September 30, 1996 and 1995, respectively. Approximately $52,000 was distributed to the general partners for each of the nine month periods ended September 30, 1996 and 1995.

NOTE E - AMENDMENT TO SERVICE AGREEMENT

The Partnership paid $1,425,000 in January 1995 to Metric Management, Inc. ("MMI"), amending MMI's services agreement to provide (i) for a reduction in the monthly asset management fee payable to MMI from $54,700 to $7,000, (ii) the elimination of fees payable to MMI for its assistance in refinancing and sales of properties owned by the Partnership and (iii) the Partnership with the ability to terminate MMI's services at will.

The buyout of the service contract is being amortized over the remaining term of the services agreement of 10 years. For the nine months ended September 30, 1996 and 1995, $107,000 has been amortized and is included in general and administrative expenses.


NOTE F - JOINT VENTURE PURCHASE

On December 7, 1995, the Partnership acquired all of the economic rights of its joint venture partner in GHI II Big River Associates, a California partnership. This purchase was effective January 1, 1996, at a cost of $375,000. The Partnership has an 80% ownership interest in GHI-II Big River Associates, which in turn, owns the Hampton Inn-St. Louis property.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INVESTMENT PROPERTIES:

A description of the hotel properties in which the Partnership has an ownership interest, together with occupancy and room rate data follows:

                                          Average                 Average Daily
                                       Occupancy Rate               Room Rate
                                For The Nine Months Ended   For The Nine Months Ended
                                        September 30,               September 30,
Name and Location                    1996          1995          1996          1995

Growth Hotel Investors II:

Hampton Inn-Kansas City              82%           84%         $60.71       $54.83
Kansas City, Missouri

Hampton Inn-Eden Prairie             73%           76%          58.26        56.50
Eden Prairie, Minnesota

Hampton Inn-Dublin                   72%           74%          58.21        53.92
Dublin, Ohio

Hampton Inn-North Dallas             77%           79%          64.49        62.13
Addison, Texas

Hampton Inn-St. Louis                70%           74%          61.20        58.01
St. Louis, Missouri

Hampton Inn-Colorado Springs         82%           80%          60.56        55.24
Colorado Springs, Colorado

Growth Hotel Investors
  Combined Fund No. 1:

Hampton Inn-Memphis I40 East         78%           82%          53.91        53.20
Memphis, Tennessee

Hampton Inn-Columbia-West            79%           85%          59.45        54.05
West Columbia, South Carolina

Hampton Inn-Spartanburg              65%           72%          54.13        47.27
Spartanburg, South Carolina

Hampton Inn-Little Rock, North       79%           82%          52.56        48.64
North Little Rock, Arkansas

Hampton Inn-Amarillo                 69%           78%          54.54        51.14
Amarillo, Texas

                                         Average                 Average Daily
                                      Occupancy Rate               Room Rate
                                For The Nine Months Ended   For The Nine Months Ended
                                       September 30,              September 30,
Name and Location                   1996          1995          1996          1995
Growth Hotel Investors
  Combined Fund No. 1:
     (continued)

Hampton Inn-Greenville               78%           81%         $58.80      $ 52.10
Greenville, South Carolina

Hampton Inn-Charleston-Airport       80%           79%          55.82        53.70
North Charleston, South Carolina

Hampton Inn-Memphis-Poplar           84%           86%          67.39        64.34
Memphis, Tennessee

Hampton Inn-Greensboro               83%           89%          63.69        57.54
Greensboro, North Carolina

Hampton Inn-Birmingham               78%           84%          61.11        58.42
Birmingham, Alabama

Hampton Inn-Atlanta-Roswell          78%           84%          67.49        58.43
Roswell, Georgia

Hampton Inn-Chapel Hill              87%           88%          61.97        55.90
Chapel Hill, North Carolina

Hampton Inn-Dallas-Richardson        80%           78%          56.71        50.39
Richardson, Texas

Hampton Inn-Nashville-               83%           90%          67.61        61.98
  Briley Parkway
Nashville, Tennessee

Hampton Inn-San Antonio-             67%           67%          59.38        58.85
Northwest
San Antonio, Texas

Hampton Inn-Madison Heights          75%           73%          59.08        53.56
Madison Heights, Michigan

Hampton Inn-Mountain Brook           81%           79%          62.75        57.95
Birmingham, Alabama

Hampton Inn-Northlake                76%           82%          62.94        54.39
Atlanta, Georgia

The Partnership's net income for the nine months ended September 30, 1996, was approximately $5,224,000, of which $2,216,000 was attributable to the third quarter, as compared to $4,995,000 and $2,366,000 for the same periods of 1995, respectively. The increase in net income for the nine month period ended September 30, 1996, is attributable to an increase in hotel revenues due to an overall room rate increase at the Partnership's investment properties along with a decrease in mortgage interest due to the repayment of long-term debt on its Hampton Inn - Dublin and Hampton Inn - Kansas City properties during the fourth quarter of 1995. Partially offsetting these increases to income were increases in depreciation expense due to substantial renovations at many of the Partnership's investment properties and general and administrative expenses due to increased legal fees and cost reimbursements. As noted in "Item 1, Note B - Transactions with Affiliated Parties", the Partnership reimburses the Managing General Partner and its affiliates for its costs involved in the management and administrations of all partnership activities. While overall expense reimbursements have increased during the three and nine month periods ended September 30, 1996, the recurring expenses subsequent to the transition efforts to the new administration are expected to more closely approximate historical levels. The increase in expense reimbursements during the three and nine month periods ended September 30, 1996, is directly attributable to the combined transition efforts of the Greenville, South Carolina, and Atlanta, Georgia, administrative offices during the year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1's), filing of the first two quarterly reports and transition of asset management responsibilities to the new administration. In addition, hotel operations expense increased due to exterior painting projects at the Hampton Inn - Sycamore, Chapel Hill, Charleston, Birmingham, Nashville and Memphis properties. Finally, affecting the increase in net income was a decrease in the minority interest to joint venture partners for the nine months ended September 30, 1996.

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

At September 30, 1996, the Partnership had unrestricted cash of $9,450,000 as compared to $12,252,000 at September 30, 1995. Net cash provided by operating activities increased due to the increase in net income discussed above along with the Partnership incurring costs of $1,425,000 during the first quarter of 1995 in relation to a buyout agreement as discussed in "Item 1. Financial Statements Note E". Net cash used in investing activities increased primarily as a result of a decrease in the amount of funds transferred from restricted cash during the nine months ended September 30, 1996, as compared to the same period in 1995. Net cash used in financing activities was comparable to the 1995 amounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $49,490,000 includes mortgages with maturity dates ranging from 1996 through 2016. The mortgages encumbering the Hampton Inn - Mountain Brook and Hampton Inn - North Lake properties (included in the Partnership's consolidated joint venture, the Combined Fund) in the amounts of $2,554,000 and $2,376,000, respectively, matured on August 1, 1996. The Managing General Partner has successfully extended the Hampton Inn-Northlake mortgage through August 1997. The extension for the Hampton Inn-Mountain Brook property is currently in negotiation; however, the Managing General Partner is confident that this will also be extended through August 1997 (lender will have the right to call the loan on August 1 of each successive year through 2001). A balloon payment on the mortgage encumbering the Partnership's Hampton Inn - North Dallas property is due in December 1996 in the amount of approximately $2,927,000. The Combined Fund has balloon payments due in December 1996 of approximately $35,323,000. The Managing General Partner is discussing with the lenders the options for extending these mortgages, however, there can be no assurance that this will be achieved in which case the properties will either be sold, or could be foreclosed. The Partnership's remaining properties have balloon payments due in 1998 and 2016. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. Cash distributions of approximately $2,596,000 and $2,650,000 respectively, were paid to the partners in the first nine months of 1996 and 1995.

On February 15, 1996, Devon Associates, a New York general partnership, commenced a tender offer (the "Offer") for up to 21,000 of the outstanding Units at a purchase price of $750.00 per Unit. Due to the participation in the tender offer by affiliates of NPI Realty, and the Managing General Partner's related, existing and potential conflicts of interest, the Partnership, in its Schedule 14D-9 filed with the Securities and Exchange Commission and sent to limited partners, expressed no opinion and made no recommendation as to whether limited partners should tender their Units pursuant to the Offer. The expiration of the tender offers described above was midnight, New York time, on March 25, 1996. See Items 2-4 of the Schedule 14D-9 of the Partnership, as filed with the Commission on February 29, 1996, as amended by "Amendment No. 1" thereto, as filed with the Commission on March 7, 1996, and as further amended by "Amendment No. 2" thereto, as filed with the Commission on March 14, 1996 and as further amended by "Amendment No. 3" thereto filed with the Commission on March 18, 1996 (collectively, the "Schedule 14D-9"), for additional information with respect to the Offer and the current and potential conflicts of interest of MRC-85, which Items 2-4 are incorporated herein by reference. Devon Associates acquired 17,287 Units with respect to this offer.

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

The Partnership and GHI (The Partnership's joint venture partner in the Combined Fund) have begun marketing their properties for sale as required by the settlement agreement entered into in connection with the class action brought in February 1996 relating to the Offer. The Managing General Partner has retained an investment advisor to assist in the sale of these properties. Pursuant to its joint venture agreements with Hampton Inns, Inc. ("Hampton"), the Partnership notified Hampton in writing on October 22, 1996 of its intention to sell the eighteen Hampton Inn properties owned by Hampton/GHI Associates No. 1, and the North-Dallas Hampton Inn owned by Hampton/GHI Associates No. 2 on certain terms and conditions. Hampton has thirty days from receipt of the letter to accept or decline the offers. In the event that Hampton rejects or fails to timely accept these offers, the Managing General Partner will have the right to enter into one or more agreements with any third party purchaser or purchasers for the sale of the hotels on terms not more favorable to the purchaser than the terms set forth in the letters.


                           PART II. OTHER INFORMATION


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


                                GROWTH HOTEL INVESTORS II

                                By:    MONTGOMERY REALTY COMPANY-85,
                                       Its General Partner


                                By:    NPI REALTY MANAGEMENT CORP.,
                                       Its Managing General Partner


                                By:    /s/William H. Jarrard, Jr.
                                       William H. Jarrard, Jr.
                                       President and Director


                                By:    /s/Ronald Uretta
                                       Ronald Uretta
                                       Principal Financial Officer
                                       and Principal Accounting Officer


                                Date:  November 13, 1996