Form 10-K
period 1996-12-31
GROWTH HOTEL INVESTORS II
filed 1997-03-18
CIK 791346

FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             (As last amended in Rel. No. 34-31905, eff 10/26/93.)

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the fiscal year ended December 31, 1996, or
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from.............to.............

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

One Insignia Financial Plaza, P.O. Box 1089
       Greenville, South Carolina                               29602
   (Address of principal executive offices)                   (Zip Code)

     Registrant's telephone number, including area code:    (864) 239-1000

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                           Limited Partnership Units
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

No established trading market for the Limited Partnership Units exists and therefore a current market value for such Units cannot be readily determined.
                  DOCUMENTS INCORPORATED HEREIN BY REFERENCE:
(1) Prospectus of the Registrant dated October 10, 1986, and thereafter supplemented, incorporated in Parts I and IV.

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

                           GROWTH HOTEL INVESTORS II,
                        a California Limited Partnership

                                     PART I

Item 1.   Business:

Growth Hotel Investors II, a California Limited Partnership (the "Registrant" or the "Partnership"), was organized in 1984 under the California Uniform Limited Partnership Act. The managing general partner of the Registrant is Montgomery Realty Company-85 ("MRC-85" or the "Managing General Partner"), a California general partnership of which NPI Realty Management Corp. ("NPI Realty"), a Florida corporation, is the managing general partner, and Fox Realty Investors ("FRI"), a California general partnership, is the co-general partner. The associate general partner of the Registrant is GHI Associates, a California limited partnership, of which FRI is the general partner and Prudential-Bache Properties, Inc. is the limited partner. On November 15, 1995, Montgomery Realty Corporation, a California corporation, withdrew as a general partner of MRC-85 and NPI Realty was admitted as a general partner. In February 1996, NPI Realty became the managing general partner of MRC-85. Prior to February 1996, FRI was the managing general partner of MRC-85. NPI Realty and the managing general partner of FRI are wholly-owned subsidiaries of National Property Investors, Inc., a Delaware corporation ("NPI, Inc.").

The Registrant's Registration Statement on Form S-11 (No. 33-4566) filed pursuant to the Securities Act of 1933, as amended (the "Act"), was declared effective by the Securities and Exchange Commission (the "Commission") on October 10, 1986. The Registrant marketed its securities pursuant to its Prospectus dated October 10, 1986, and thereafter supplemented (hereinafter the "Prospectus"). The Prospectus was filed with the Commission pursuant to Rule 424(b) of the Act.

The principal business of the Registrant is to acquire primarily through joint ventures, hold for investment, and ultimately sell hotels. The Registrant is a "closed" limited partnership real estate syndicate of the unspecified asset type.

Beginning in October 1986, the Registrant offered $75,000,000 in Limited Partnership Assignee Units ("Units" or "Limited Partnership Assignee Units"). The offering closed in October 1987 with a total funding of $58,982,000. The net proceeds of this offering were used to purchase primarily through joint ventures, twenty-four hotels, including eighteen acquired through a joint venture, Growth Hotel Investors Combined Fund No. 1, a California Limited Partnership ("Combined Fund"), with Growth Hotel Investors, a California Limited Partnership ("GHI") affiliated with the Registrant's managing general partner, and one wholly owned property. See "Item 2" below for a description of the Registrant's properties. The acquisition activities of the Registrant were completed on December 29, 1989, and since that time the principal activity of the Registrant has been managing its portfolio. The Registrant's property portfolio is geographically diversified, with hotels acquired located in twelve states. In October 1989, GHI - Eden Prairie Associates, a 70 percent owned joint venture which owned the Hampton Inn - Eden Prairie, was dissolved and the Registrant assumed the joint venture partner's interest in the property. In 1995, the Registrant acquired its joint venture partner's interest in the joint ventures which owned each of Hampton Inn-Kansas City and Hampton Inn-Dublin. In addition, the Registrant acquired all of the economic rights of its joint venture partner in the joint venture which owns the Hampton Inn-St. Louis hotel.

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

The Registrant is affected by and subject to the general competitive conditions of the lodging industry. In addition, each of the Registrant's properties competes in an area which normally contains numerous other properties. In 1996, markets in many areas remained depressed due in part to overbuilding and a general reduction in travel which continues to depress lodging rental rates. However, the moderately priced, limited service segment of the lodging industry, which the Registrant's properties are part of, has strengthened due to travelers economizing, allowing occupancy and rates, in general, to increase. An oversupply of lodging properties, including those held by banks, savings institutions, the Federal Deposit Insurance Corporation and the Resolution Trust Corporation may affect the ability of the Registrant to sell its properties and their sales prices.

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

The Registrant has no employees and is dependent on the Managing General Partner and its affiliates for administration of all partnership activities. The Partnership Agreement provides for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The day to day management is dependent on a third party management company.

The Registrant's affairs were managed by Metric Management, Inc. ("MMI") or its predecessor from March 1988 to December 1993. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Registrant's general partner assumed responsibility for the cash management of the Registrant as of December 23, 1993, and for investor relations services as of April 1, 1994.

On December 6, 1993, NPI Equity Investments II, Inc., a Florida corporation ("NPI Equity II"), became the managing partner of FRI. As a result, NPI Equity II became responsible for the operation and management of the business and affairs of the Registrant and the other investment partnerships sponsored by FRI. NPI Equity II is a wholly-owned subsidiary of NPI, Inc. The individuals who had served previously as partners of FRI contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. In the foregoing capacity, such partners continue to hold, indirectly, certain economic interests in the Registrant and such other investment partnerships, but ceased to be responsible for the operation and management of the Registrant and such other partnerships.

On October 12, 1994, NPI, Inc. sold one-third of the stock of NPI, Inc. to an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"). On August 17, 1995, the stockholders of NPI, Inc. entered into an agreement to sell all of the issued and outstanding common stock of NPI, Inc. to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"). The transaction was consummated on January 19, 1996. All of the funds used by Insignia and its affiliates in consummating such transaction were drawn under a revolving credit facility established for the benefit of Insignia with First Union National Bank of South Carolina as Administrative Agent and Lehman Commercial Paper, Inc. as Syndication Agent. Upon the Closing, the officers and directors of NPI, Inc., NPI Equity II and NPI Realty resigned and Insignia caused new officers and directors of each of those entities to be elected. See "Item 10, Directors and Executive Officers of the Registrant."

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

On February 15, 1996, Devon Associates, a New York general partnership, commenced a tender offer (the "Offer") for up to 21,000 of the outstanding Units at a purchase price of $750.00 per Unit. Due to the participation in the tender offer by affiliates of NPI Realty, and the Managing General Partner's related, existing and potential conflicts of interest, the Partnership, in its Schedule 14D-9 filed with Securities and Exchange Commission and sent to limited partners, expressed no opinion and made no recommendation as to whether limited partners should tender their Units pursuant to the Offer. The expiration of the tender offers described above was midnight, New York time, on March 25, 1996. See Items 2-4 of the Schedule 14D-9 of the Partnership, as filed with the Commission on February 29, 1996, as amended by "Amendment No. 1" thereto, as filed with the Commission on March 7, 1996, and as further amended by "Amendment No. 2" thereto, as filed with the Commission on March 14, 1996 (collectively, the "Schedule 14D-9"), for additional information with respect to the Offer and the current and potential conflicts of interest of MRC-85, which Items 2-4 are incorporated herein by reference. Devon Associates acquired 17,287 units with respect to this offer.

On March 13, 1996, the Registrant received a letter advising that the Partnership's and Growth Hotel Investors' ("GHI") joint venture partner in certain of the hotel properties was offering $147,000,000 in cash for all 28 hotel properties directly or indirectly owned by the Partnership and GHI. See "Amendment No. 2" to the Partnership's Statement on Schedule 14D-9, as filed with the Commission on March 14, 1996, for a more complete description of this offer, which "Amendment No. 2" is hereby incorporated by reference herein. By the terms of the offer, the offer expired on March 31, 1996. The Managing General Partner determined that before the offer could be recommended, if at all, to the Partnership's limited partners further analysis of the hotel properties and their value was needed. This offer was subsequently rejected.

As required by the settlement of the class action brought in connection with the tender offer made by Devon Associates discussed above, the Registrant and Growth Hotel Investors ("GHI"), the Registrant's joint venture partner in the combined Fund properties, marketed all of their properties for sale. In this regard, the Registrant and GHI retained Bear, Stearns & Co Inc. to assist in the marketing of such properties. As of March 14, 1997, the Registrant, the Combined Fund, the joint ventures in which the Registrant has a controlling interest, GHI, and the joint ventures in which GHI has a controlling interest, and Equity Inns Registrant, L.P. (the "Buyer") entered into certain purchase and sale agreements pursuant to which the Buyer agreed to purchase from these entities the twenty-four hotels described herein as well as four additional hotels owned directly or indirectly by GHI for an aggregate purchase price of $182 million, subject to adjustment. The closing of these sales, which is anticipated to occur during the second quarter of 1997, is subject to many conditions including, favorable completion by the Buyer of its due diligence review and the Registrant and GHI receiving consent to the sale from their respective limited partners holding a majority of the outstanding limited partnership interests in the Registrant and GHI. Accordingly, there can be no assurance that the sale will be consummated with the Buyer or any other potential buyer.


Item 2.   Properties:

The following table sets forth the Partnership's investments in properties:

                                         Date of
Property                                 Purchase                Use

Growth Hotel Investors II

Hampton Inn-Kansas City (1)               12/87           Hotel / 122 rooms
   Kansas City, Missouri

Hampton Inn - Eden Prairie (2)            12/87           Hotel / 124 rooms
   Eden Prairie, Minnesota

Hampton Inn - Dublin (3)                  04/88           Hotel / 123 rooms
   Dublin, Ohio

Hampton Inn - North Dallas (4)            07/88           Hotel / 160 rooms
   Additon, Texas

Hampton Inn - St. Louis (4)               07/89           Hotel / 124 rooms
  Maryland Heights, Missouri

Hampton Inn - Colorado Springs            12/89           Hotel / 128 rooms
   Colorado Springs, Colorado

Growth Hotel Investors
Combined Fund No. 1 (6)

Hampton Inn-Memphis-I-40 East(5)           12/86           Hotel / 117 rooms
  Memphis, Tennessee

Hampton Inn-Columbia-West                  12/86           Hotel / 121 rooms
  West Columbia, South Carolina

Hampton Inn-Spartanburg                    12/86           Hotel / 112 rooms
 Spartanburg, South Carolina

Hampton Inn-Little Rock-North              12/86           Hotel / 123 rooms
 North Little Rock, Arkansas

Hampton Inn-Amarillo                       12/86           Hotel / 116 rooms
  Amarillo, Texas

Hampton Inn-Greenville                     12/86           Hotel / 123 rooms
  Greenville, South Carolina

Hampton Inn-Charleston-Airport             12/86           Hotel / 125 rooms
  North Charleston, South Carolina

Hampton Inn-Memphis-Poplar                 12/86           Hotel / 126 rooms
  Memphis, Tennessee

Hampton Inn-Greensboro                     12/86           Hotel / 121 rooms
  Greensboro, North Carolina

                                          Date of
Property                                 Purchase               Use

Growth Hotel Investors
Combined Fund No. 1(6) (continued)

Hampton Inn-Birmingham                     12/86         Hotel / 123 rooms
  Birmingham, Alabama

Hampton Inn-Atlanta-Roswell                03/87         Hotel / 129 rooms
  Roswell, Georgia

Hampton Inn-Chapel Hill                    03/87         Hotel / 122 rooms
  Chapel Hill, North Carolina

Hampton Inn-Dallas-Richardson              03/87         Hotel / 130 rooms
  Richardson, Texas

Hampton Inn-Nashville
  -Briley Parkway(5)                       03/87         Hotel / 120 rooms
  Nashville, Tennessee

Hampton Inn-San Antonio-Northwest          06/87         Hotel / 123 rooms
  San Antonio, Texas

Hampton Inn-Madison Heights                12/87         Hotel / 126 rooms
  Madison Heights, Michigan

Hampton Inn-Mountain Brook(5)              12/87         Hotel / 131 rooms
  Birmingham, Alabama

Hampton Inn-Northlake(5)                   09/88         Hotel / 130 rooms
  Atlanta, Georgia


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

(5) The property is subject to a land lease extending as follows:

                                                  Year       Option
                                                  Lease      Period
Property                                         Expires     (Years)

Hampton Inn - Memphis-I-40 East                   2004          20
Hampton Inn - Nashville-Briley Parkway            2006          20
Hampton Inn - Mountain Brook                      2007          50
Hampton Inn - Northlake                           2008          40

(6) The Registrant and an affiliated partnership have invested in a joint venture, the Combined Fund, which has majority interest in the properties listed. The Registrant has the majority interest in the Combined Fund.


Schedule of Properties:
(dollar amounts in thousands)


Growth Hotel Investors II:
                                   Gross
                                 Carrying  Accumulated                   Federal
            Property               Value   Depreciation   Rate   Method Tax Basis
Hampton Inn - Kansas City        $  6,460  $ 2,196     5-39 yrs    S/L    4,407
Hampton Inn - Eden Prarie           6,142    1,947     5-39 yrs    S/L    4,235
Hampton Inn - Dublin                6,313    2,307     5-39 yrs    S/L    4,165
Hampton Inn - North Dallas          6,727    2,175     3-30 yrs    S/L    4,527
Hampton Inn - St. Louis             7,124    2,204     3-30 yrs    S/L    4,433
Hampton Inn - Colorado Springs      4,034    1,448     5-39 yrs    S/L    2,556

Growth Hotel Investors Combined
Fund No. 1:

Hampton Inn - Memphis-I-40 East     4,379    1,769      5-30 yrs  S/L     2,130
Hampton Inn - Columbia-West         4,807    1,845      5-30 yrs  S/L     2,377
Hampton Inn - Spartanburg           4,177    1,616      5-39 yrs  S/L     2,058
Hampton Inn - Little Rock-North     4,701    1,600      5-39 yrs  S/L     2,496
Hampton Inn - Amarillo              2,707      919      5-39 yrs  S/L     1,388
Hampton Inn - Greenville            4,587    1,608      5-30 yrs  S/L     2,401
Hampton Inn - Charleston-Airport    5,023    1,808      5-39 yrs  S/L     2,577
Hampton Inn - Memphis-Poplar        6,300    2,006      5-30 yrs  S/L     3,643
Hampton Inn - Greensboro            4,559    1,600      5-39 yrs  S/L     2,422
Hampton Inn - Birmingham            5,269    1,757      5-30 yrs  S/L     2,835
Hampton Inn - Atlanta-Roswell       5,734    1,621      5-30 yrs  S/L     4,097
Hampton Inn - Chapel Hill           4,851    1,445      5-30 yrs  S/L     3,433
Hampton Inn - Dallas-Richardson     5,826    1,542      5-30 yrs  S/L     4,264
Hampton Inn - Nashville-Briley
             Parkway                4,773    1,728      5-30 yrs  S/L     2,982
Hampton Inn - San Antonio-
             Northwest              5,198    1,523      5-30 yrs  S/L     3,594
Hampton Inn - Madison Heights       6,939    2,454      5-30 yrs  S/L     4,421
Hampton Inn - Mountain Brook        5,481    2,380      5-30 yrs  S/L     3,051
Hampton Inn - Northlake             4,949    2,179      5-30 yrs  S/L     2,835

                                 $127,060  $43,677                       77,327

See "Note A" of the financial statements included in "Item 8." for a description of the Partnership's depreciation policy.

Schedule of Mortgages:


Growth Hotel Investors II:
                                Principal
                               Balance at                                Principal
                              December 31, Interest   Period  Maturity  Balance Due
Property                          1996       Rate   Amortized   Date    At Maturity
Hampton Inn - Kansas City      $    --        N/A      N/A       N/A    $    --
Hampton Inn - Eden Prarie        2,603      11.50%    30 yrs   4/1/98     2,566
Hampton Inn - Dublin                --        N/A      N/A       N/A         --
Hampton Inn - North Dallas       2,927      11.63%     (1)     7/1/97     2,927
Hampton Inn - St. Louis          3,500        (3)      (3)     12/1/16       (3)
Hampton Inn - Colorado Springs      --        N/A      N/A       N/A         --

Growth Hotel Investors Combined
Fund No. 1

Hampton Inn -
  Memphis-I-40 East (2)          1,771      10.00%    30 yrs     7/97     1,757
Hampton Inn -
  Columbia-West (2)              2,062      10.00%    30 yrs     7/97     2,045
Hampton Inn -
  Spartanburg (2)                1,767      10.00%    30 yrs     7/97     1,753
Hampton Inn -
  Little Rock-North (2)          2,015      10.00%    30 yrs     7/97     1,999
Hampton Inn -
  Amarillo (2)                   1,120      10.00%    30 yrs     7/97     1,112
Hampton Inn -
  Greenville (2)                 2,054      10.00%    30 yrs     7/97     2,037
Hampton Inn -
  Charleston-Airport (2)         2,144      10.00%    30 yrs     7/97     2,127
Hampton Inn -
  Memphis-Poplar (2)             2,798      10.00%    30 yrs     7/97     2,775
Hampton Inn -
  Greensboro (2)                 1,982      10.00%    30 yrs     7/97     1,966
Hampton Inn -
  Birmingham (2)                 2,426      10.00%    30 yrs     7/97     2,406
Hampton Inn -
  Atlanta-Roswell (2)            2,643      10.00%    30 yrs     7/97     2,622
Hampton Inn -
  Chapel Hill (2)                2,257      10.00%    30 yrs     7/97     2,238
Hampton Inn -
  Dallas-Richardson (2)          2,769      10.00%    30 yrs     7/97     2,746
Hampton Inn -
  Nashville-Briley Parkway (2)   2,183      10.00%    30 yrs     7/97     2,165
Hampton Inn -
  San Antonio-Northwest (2)      2,451      10.00%    30 yrs     7/97     2,432
Hampton Inn -
  Madison Heights (2)            2,834      10.00%    30 yrs     7/97     2,811
Hampton Inn -
  Mountain Brook                 2,543      7.63%     30 yrs     8/97     2,516
Hampton Inn -
  Northlake                      2,366      7.63%     30 yrs     8/97     2,340

                               $49,215                                  $45,340

(1) The mortgage payment is interest only.

(2) The Partnership mortgages encumbering these hotels are cross collateralized. The principal balance due at maturity is $34,991,000.
(3) The mortgage encumbering this property is financed by a private activity revenue with a variable interest rate.

Schedule of Rental Rates and Occupancy:

The following chart sets forth the occupancy rate at the Registrant's properties for the years ended December 31, 1996, 1995 and 1994.

                                                  Average
                                            Occupancy Rate (%)
                                            for the Year Ended
                                               December 31,
                                       1996      1995        1994
Property:
Growth Hotel Investors II:

Hampton Inn-Kansas City                76%        82%         83%
Hampton Inn-Eden Prairie               71%        75%         76%
Hampton Inn-Dublin                     70%        72%         72%
Hampton Inn-North Dallas               76%        78%         79%
Hampton Inn-St. Louis                  68%        71%         75%
Hampton Inn-Colorado Springs           79%        77%         75%


Growth Hotel Investors Combined
  Fund No. 1:

Hampton Inn-Memphis-I-40 East          77%        80%         82%
Hampton Inn-Columbia-West              76%        81%         84%
Hampton Inn-Spartanburg                63%        69%         70%
Hampton Inn Little Rock-North          78%        79%         78%
Hampton Inn-Amarillo                   66%        75%         77%
Hampton Inn-Greenville                 77%        81%         80%
Hampton Inn-Charleston-Airport         75%        76%         80%
Hampton Inn-Memphis-Poplar             83%        84%         87%
Hampton Inn-Greensboro                 80%        86%         87%
Hampton Inn-Birmingham                 76%        82%         83%
Hampton Inn-Atlanta-Roswell            73%        82%         82%
Hampton Inn-Chapel Hill                85%        87%         82%
Hampton Inn-Dallas-Richardson          76%        78%         76%
Hampton Inn-Nashville-Briley Parkway   81%        87%         88%
Hampton Inn-San Antonio-Northwest      63%        62%         72%
Hampton Inn-Madison Heights            73%        71%         72%
Hampton Inn-Mountain Brook             78%        79%         80%
Hampton Inn-Northlake                  74%        81%         76%


The following chart sets forth the average daily room rates at the Registrant's properties for the years ended December 31, 1996, 1995 and 1994:


                                                    Average
                                                Daily Room Rates
                                               for the Year Ended
                                                  December 31,
                                         1996         1995         1994
Property:
Growth Hotel Investors II:

Hampton Inn-Kansas City                $ 61.60      $ 55.41      $51.87
Hampton Inn-Eden Prairie                 58.80        56.96       54.33
Hampton Inn-Dublin                       58.68        53.91       49.05
Hampton Inn-North Dallas                 64.29        61.89       56.83
Hampton Inn-St. Louis                    61.36        58.12       56.57
Hampton Inn-Colorado Springs             58.25        53.07       47.45

Growth Hotel Investors Combined
  Fund No. 1:

Hampton Inn-Memphis-I-40 East            54.40        53.49       50.32
Hampton Inn-Columbia-West                59.13        54.42       51.17
Hampton Inn-Spartanburg                  54.15        47.83       42.89
Hampton Inn Little Rock-North            52.59        48.79       45.52
Hampton Inn-Amarillo                     53.39        50.55       47.12
Hampton Inn-Greenville                   59.19        52.30       47.62
Hampton Inn-Charleston-Airport           56.14        53.48       50.16
Hampton Inn-Memphis-Poplar               67.46        64.64       60.18
Hampton Inn-Greensboro                   64.12        57.99       51.50
Hampton Inn-Birmingham                   61.12        58.65       55.01
Hampton Inn-Atlanta-Roswell              66.70        58.54       54.17
Hampton Inn-Chapel Hill                  62.30        56.14       50.95
Hampton Inn-Dallas-Richardson            57.15        50.82       46.63
Hampton Inn-Nashville-Briley Parkway     67.33        62.03       56.98
Hampton Inn-San Antonio-Northwest        57.87        57.67       57.19
Hampton Inn-Madison Heights              59.58        54.04       51.21
Hampton Inn-Mountain Brook               63.02        58.17       54.92
Hampton Inn-Northlake                    61.84        54.86       52.33


Real estate taxes and rates in 1996 for each property were:

                                           1996        1996
                                          Billing      Rate

Growth Hotel Investors II:

Hampton Inn-Kansas City                  $ 67,179      7.61%
Hampton Inn-Eden Prairie                  205,777      6.55%
Hampton Inn-Dublin                         79,436      5.84%
Hampton Inn-North Dallas                  165,492      2.34%
Hampton Inn-St. Louis                      79,559      8.45%
Hampton Inn-Colorado Springs               75,601      8.80%

Growth Hotel Investors Combined
  Fund No. 1:

Hampton Inn-Memphis-I-40 East            $ 92,604      3.18%
Hampton Inn-Columbia-West                  32,373     26.85%
Hampton Inn-Spartanburg                    29,274     26.83%
Hampton Inn Little Rock-North              22,600      5.95%
Hampton Inn-Amarillo                       68,224      2.16%
Hampton Inn-Greenville                     75,943     29.67%
Hampton Inn-Charleston-Airport             55,684     22.66%
Hampton Inn-Memphis-Poplar                125,349      3.18%
Hampton Inn-Greensboro                     39,791      1.24%
Hampton Inn-Birmingham                     64,361      9.26%
Hampton Inn-Atlanta-Roswell                60,950      3.55%
Hampton Inn-Chapel Hill                    76,512      1.78%
Hampton Inn-Dallas-Richardson              98,719      1.57%
Hampton Inn-Nashville-Briley Parkway       55,433      4.50%
Hampton Inn-San Antonio-Northwest          74,163      2.15%
Hampton Inn-Madison Heights                83,993      2.65%
Hampton Inn-Mountain Brook                 71,562      9.90%
Hampton Inn-Northlake                      52,909      4.15%


Item 3.   Legal Proceedings:

William Wallace, Mildred Wallace, Edith G. Martin, Paul Allemang and Gwen Allemang, on behalf of themselves and all others similarly situated, and derivatively on behalf of Growth Hotel Investors, a California limited partnership and Growth Hotel Investors II, a California limited partnership ("GHI II"), Plaintiff v. Devon Associates, Montgomery Realty-85, GHI Associates, Cayuga Associates L.P., Cayuga Capital Corp., Insignia Financial Group, Inc., L.P., and Fleetwood Corp., Defendants and Growth Hotel Investors ("GHI"), a California limited partnership, and Growth Hotel Investors II, a California limited partnership, Nominal Defendant, Supreme Court of the State of New York, County of New York, Case No. 9600866.

On February 21, 1996, William and Mildred Wallace, holders of Units of GHI and Edith G. Martin and Paul and Gwen Allemang, holders of Units of the Registrant, commenced an action on behalf of themselves and others similarly situated, and derivatively on behalf of the Registrant and GHI, in the Supreme Court of the Sate of New York, County of New York, against, among others, MRC-85 and certain of its affiliates pertaining to the tender offer for up to 15,000 partnership Units of GHI and up to 21,000 partnership Units of the Registrant which commenced February 15, 1996. The action alleges, among other things, that the tender offers constitute (a) a breach of fiduciary duty owed to limited partners of the partnerships, and (b) a breach of the provisions of the partnership agreements of such partnerships. The action, which is sought to brought as a class action on behalf of all limited partners, seeks to enjoin the tender offers as well as monetary damages in an unspecified amount.

R & S Asset Partners, a Florida general partnership, and Jessie B. Small, on their own behalves, on behalf of all others similarly situated, and derivatively on behalf of the Nominal Defendants, Plaintiffs, v. Devon Associates, Cayuga Associates, L.P., Cayuga Capital Corp., Fleetwood Corp., Carl C. Icahn, Michael
L. Ashner, Martin Lifton, Arthur N. Queler, Insignia Financial Group, Inc., IFGP, Corp., National Properties Investors, Inc., NPI Equity Investments II, Inc., Fox Realty Investors, Portfolio Realty Associates, L.P., Emmet J. Cashin, Jr., Jarold A. Evans, W. Patrick McDowell, Apollo Real Estate Advisors, L.P., and Montgomery Realty Company-85, Defendants, and Growth Hotel Investors, a California Limited Partnership, and Growth Hotel Investors II, a California Limited Partnership, Nominal Defendants, Superior Court of the State of California, County of Los Angeles, Case No. BC145220.

On February 28, 1996, R&S Asset Partners, holders of Units of GHI, and Jesse B. Small, holder of Units of the Registrant, commenced an action on behalf of themselves and others similarly situated, and derivatively on behalf of the Registrant and GHI, in the Superior Court of the State of California, County of Los Angeles, against, among others, MRC-85 and certain of its affiliates pertaining to the tender offer for up to 15,000 partnership Units of GHI and up to 21,000 partnership Units of the Registrant which commenced February 15, 1996. The action alleges, among other things, that the tender offers constitute (a) a breach of fiduciary duty owed to limited partners of the partnerships, (b) negligent misrepresentation pertaining to the disclosure set forth in the offer to purchase, (c) common law fraud, and (d) a breach of the provisions of the partnership agreements of such partnerships. The action, which is sought to brought as a class action on behalf of all limited partners, seeks to enjoin the tender offers as well as monetary damages in an unspecified amount.

On March 15, 1996, counsel for the plaintiffs and defendants in the Wallace and the R&S Partners Actions agreed in principle to settle these actions, which settlement has subsequently received final court approval. In connection with the settlement MRC-85 agreed to take such actions as are reasonably necessary and consistent with its fiduciary duties to procure offers for the purchase of the Partnership's and GHI's assets which maximize the value of the limited partner assignee units. MRC-85 further agreed to deal fairly and in good faith with persons expressing an interest in making a bona fide offer to purchase such assets and, subject to its fiduciary duty, provide such bona fide offers with access to the Partnership's and GHI's books and records for due diligence purposes. MRC-85 also agreed that if it determined that an offer to purchase its assets is acceptable, MRC-85 will prepare a plan of liquidation and submit such plan to the Partnership's partners for approval. Also in connection with the settlement, the plaintiffs will release all claims they may have arising out of the tender offers. As required by the settlement, the Partnership and GHI are coordinating with class counsel with respect to the sale of such assets and consent of limited partners. See "Item 1, Business" for information relating to the terms of the proposed sale of the Partnership and GHI's assets.

Item 4.   Submission of Matters to a Vote of Security Holders:

No matter was submitted to a vote of unit holders during the period covered by this Report.


                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters:

The Limited Partnership Assignee Unit holders are entitled to certain distributions as provided in the Partnership Agreement. No established trading market for Limited Partnership Assignee Units exists, nor is any expected to develop.

During the years ended December 31, 1996 and 1995, the Registrant has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:


Distribution with                   Amount of Distribution
Respect to Quarter Ended                Per Unit   (*)

                                      1996       1995
March 31                            $14.38      $14.38
June 30                             $14.38      $14.38
September 30                        $14.38      $14.38
December 31                         $14.38      $14.38


(*)  The amounts listed represent distributions of cash from operations.  (See
     Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for information relating to the Partnership's future distributions.)

As of December 31, 1996, there were 3,240 holders of record owning an aggregate of 58,982 Units.

Item 6.   Selected Financial Data:

The following represents selected financial data for the Registrant for the years ended December 31, 1996, 1995, 1994, 1993, and 1992. The data should be read in conjunction with Item 8, "Consolidated Financial Statements." This data is not covered by the independent auditors' report.


                                         For the Year Ended December 31,
                                      1996    1995    1994     1993     1992
                                        (in thousands except per unit data)

Total Revenues                     $51,790  $50,541 $47,164 $ 43,458  $ 40,075

Income Before Minority
  Interest in Joint Ventures'
  Operations and Extraordinary     $ 7,092  $ 7,948 $ 6,348 $  3,270  $    355
  Item

Minority Interest In Joint Ventures'
  Operations                        (1,603)  (2,236) (1,417)    (546)      413

Extraordinary Item - Gain On
  Extinguishment Of Debt                --       --      98       --        --

Net Income                         $ 5,489  $ 5,712 $ 5,029 $  2,724  $    768

Net Income Per Limited
  Partnership Assignee Unit (1):

Income Before Extraordinary Item   $ 91.19  $ 94.91 $ 81.92 $  45.25  $  12.76

Extraordinary Item - Gain On
  Extinguishment of Debt                --       --    1.63       --        --

Net Income (Loss)                  $ 91.19  $ 94.91 $ 83.55 $  45.25  $  12.76

Total Assets                       $94,689  $95,138 $99,974 $100,254  $101,930

Notes Payable                      $49,215  $50,139 $56,885 $ 57,740  $ 58,305

Cash Distributions Per Limited
  Partnership Assignee Unit (actual
  amount based on admission to
  partnership)                     $    58  $    58 $    58 $     51  $     35


(1) $1,000 original contribution per unit, based on weighted average limited partnership assignee units outstanding during the period, after allocation to the general partner.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Liquidity and Capital Resources

All of the Registrant's properties are hotels. The Registrant receives hotel operating revenues and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Registrant uses working capital reserves provided from any undistributed cash flow from operations as its primary source of liquidity. All of the Registrant's properties generated positive cash flow during the year ended December 31, 1996. During 1996, the Registrant distributed $57.52 per unit ($3,393,000 in total) to the holders of limited partnership units and $69,000 to the general partner.

At December 31, 1996, the Partnership had unrestricted cash of approximately $8,302,000 compared to approximately $7,105,000 for the year ended December 31, 1995. Net cash provided by operating activities increased due to the Partnership incurring costs of approximately $1,425,000 during 1995 in relation to the buyout agreement as discussed in "Note F" to the Financial Statements. Net cash used in investing activities increased due to an increase in property and improvements and replacements, along with a decrease in receipts of restricted cash. Net cash used in financing activities decreased due to the satisfaction of the mortgages on the Hampton Inn-Dublin and Kansas City properties in 1995.

Working capital reserves are invested in money market accounts. The Managing General Partner believes that, if market conditions remain relatively stable, cash flows from operations, when combined with working capital reserves, will be sufficient to fund essential capital improvements, regular debt service payments (not including the balloon payments) and cash distributions to partners during the next twelve months and the foreseeable future. On October 1, 1995, the Registrant satisfied the first mortgage encumbering its Hampton Inn - Dublin property in the amount of approximately $3,257,000. The mortgage was due to mature in April 1996. On December 1, 1995, the Registrant satisfied the first mortgage encumbering its Hampton Inn-Kansas City property in the amount of approximately $2,718,000. The mortgage was due to mature in January 1996.

As required by the settlement of the class action brought in connection with the tender offer made by Devon Associates discussed below, the Registrant and GHI, the Registrant's joint venture partner in the Combined Fund properties, marketed all of their properties for sale. In this regard, the Registrant and GHI retained Bear, Stearns & Co Inc. to assist in the marketing of such properties. As of March 14, 1997, the Registrant, the Combined Fund, the joint ventures in which the Registrant has a controlling interest, GHI, and the joint ventures in which GHI has a controlling interest, and Equity Inns Registrant, L.P. (the "Buyer") entered into certain purchase and sale agreements pursuant to which the Buyer agreed to purchase from these entities the twenty-four hotels described herein as well as four additional hotels owned directly or indirectly by GHI for an aggregate purchase price of $182 million, subject to adjustment. The closing of these sales, which is anticipated to occur during the second quarter of 1997, is subject to many conditions including, favorable completion by the Buyer of its due diligence review and the Registrant and GHI receiving consent to the sale from their respective limited partners holding a majority of the outstanding limited partnership interests in the Registrant and GHI.
Accordingly there can be no assurance that the sale will be consummated with the Buyer or any other potential buyer.

The Managing General Partner plans to liquidate the partnership upon the sale of the investment properties, which includes payment of debt. If a sale does not consummate before the debt matures; the Managing General Partner plans to negotiate extensions for those encumbrances.

If the sale of the hotel properties is not consummated the sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements will be directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgages encumbering the Partnership's investment properties totaled approximately $49,215,000 at December 31, 1996. Two of the mortgages, Hampton Inn-Mountain Brook and Hampton Inn-Northlake matured on August 1, 1996. The Managing General Partner has been successful in extending these mortgages to August 1, 1997. The other consolidated joint venture's remaining mortgages of approximately $35,276,000 matured on December 1, 1996. The Managing General Partner has been successful in extending these mortgages to July 1, 1997. The Partnership's Hampton Inn-North Dallas matured on December 1, 1996. The Managing General Partner has been successful in extending this mortgage to July 1, 1997. The Partnership's remaining properties have balloon payments due in 1998 and 2016. Cash distributions were made during 1996 and 1995, totaling approximately $3,462,000. Approximately $3,393,000 was paid to the limited partners and approximately $69,000 was distributed to the general partners. Future cash distributions will depend on the level of cash generated from operations, property sales and the availability of cash reserves.

The Partnership is currently working on a product improvement plan (PIP) which is being coordinated with Hampton Inns, Inc. Under this plan capital expenditures and maintenance expenses may result in a material capital program during 1997, but no amounts are available at this time. There are also certain routine capital expenditures and maintenance expenses which have been budgeted. These capital expenditures and maintenance expenses will be incurred with cash available from operations or from the capital reserve accounts.

On May 1, 1995, the Registrant acquired the 25% minority interest in the joint venture which owned the Hampton Inn-Kansas City property for $300,000 and on October 1, 1995, the Registrant acquired the 30% minority interest in the joint venture which owned the Hampton Inn - Dublin property for $75,000. In addition, the Registrant purchased, effective January 1, 1996, all economic rights of its joint venture partner in the Hampton Inn - St. Louis hotel for $375,000.

On February 15, 1996, Devon Associates, a New York general partnership, commenced a tender offer (the "Offer") for up to 21,000 of the outstanding Units at a purchase price of $750.00 per Unit. Devon Associates acquired 17,287 units with respect to this offer.

On February 21, 1996, and February 28, 1996, holders of Units of the Registrant commenced an action against MRC-85 and certain of its affiliates in connection with the tender offers. (See Item 3, "Legal Proceedings"). On March 15, 1996, counsel for the plaintiffs and defendants in the Wallace Action and the R & S Partners Action agreed in principle to settle these actions, which settlement has received final court approval with no adverse effect on the Partnership.

On March 13, 1996, the Partnership received a letter advising that the Partnership's and Growth Hotel Investors' ("GHI") joint venture partner in certain of the hotel properties was offering $147,000,000 in cash for all 28 hotel properties directly or indirectly owned by the Partnership and GHI. By the terms of the offer, the offer expired on March 31, 1996. The Managing General Partner determined that before the offer could be recommended, if at all, to the Partnership's limited partners further analysis of the hotel properties and their value was needed. This offer was subsequently rejected.

Results of Operations

1996 Compared to 1995

The Partnership's net income for the year ended December 31, 1996, was approximately $5,489,000 as compared to approximately $5,712,000 for the year ended December 31, 1995. The decrease in net income is attributable to a decrease in interest income and an increase in general and administrative expenses. The decrease in interest income is due to a decrease in restricted cash available for investments during the year. The increase in general and administrative expenses is due to an increase in legal fees, cost reimbursements and additional administrative costs associated with the potential sale of the Partnership properties and the liquidation of the Partnership. The increase in expense reimbursements for the year ended December 31, 1996, is directly attributable to the combined transition efforts of the Greenville, South Carolina, and Atlanta, Georgia, administrative offices during the year end close, preparation of the 1995 10-K and tax return (including the limited partner K-1's), filing the first two quarterly reports and transition of asset management responsibilities to the new administration. Partially offsetting the decrease in income was a decrease in the minority interest to joint venture partners. This decrease is due to a decline of approximately $977,000 in net income of the Partnerships consolidated joint venture, Growth Hotel Investors Combined Fund No. 1, caused by an increase in expenses of approximately $2,148,000 which was partially offset by an increase in revenues of approximately $1,171,000. Expenses increased at all of these properties except for the Hampton Inn-Atlanta Roswell property, primarily due to higher maintenance expenses. The increased maintenance expenses are due to exterior painting projects at the Hampton Inn-Sycamore, Chapel Hill, Charleston, Birmingham, Nashville and Memphis properties. The increase in revenues is due to higher average daily room rates at all eighteen of these properties, which was offset by decreases in occupancy at all of the Partnership's properties but three. They were Hampton Inn-Colorado Springs, San Antonio-Northwest, and Madison Heights.

1995 Compared to 1994

Operating results, before minority interest in joint ventures' operations and extraordinary item, improved by $1,600,000 for the year ended December 31, 1995, as compared to 1994, due to an increase in revenues of $3,377,000 which was partially offset by an increase in expenses of $1,777,000.

Revenues improved by $3,377,000 for the year ended December 31, 1995, as compared to 1994, due to increases of $3,348,000 in hotel operations and $29,000 in interest income. Hotel operations improved due to increases in average daily room rates at all properties. Occupancy remained relatively stable on an overall basis. The largest increases in hotel operating revenues were at the Registrant's Chapel Hill, Colorado Springs, Dublin, Northlake, Greensboro, and North Dallas properties. Interest and other income remained relatively constant.

Expenses increased by $1,777,000 for the year ended December 31, 1995, as compared to 1994, due to increases in hotel operating expenses of $1,822,000 and depreciation expense of $386,000, which were partially offset by decreases in interest expense of $59,000 and general and administrative expenses of $372,000. Hotel operating expenses increased primarily due to an overall increase in the cost of goods and services, coupled with increases in management and franchise fees (in proportion to increased revenues) and $375,000 paid to buy out an incentive management fee agreement at the Registrant's Colorado Springs property during 1995. Depreciation expense increased due to fixed asset additions, which was partially offset by a portion of the Registrant's prior year assets becoming fully depreciated. Interest expense decreased due to the satisfaction of mortgages encumbering the Registrant's Dublin and Kansas City properties during 1995. General and administrative expenses declined due to a decrease in asset management costs associated with the amendment of the Registrant's services agreement in January 1995, which was partially offset by the amortization of the cost of the buyout of the service agreement.

As part of the ongoing business plan of the Partnership the Managing General Partner monitors the hotel market environment of its investment properties to assess the feasibility of increasing rates, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rates and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of concessions and room rate reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.


Item 8.  Consolidated Financial Statements and Supplementary Data:

GROWTH HOTEL INVESTORS II
List of Financial Statements



    Independent Auditors' Report

    Consolidated Balance Sheets - December 31, 1996 and 1995

    Consolidated Statements of Operations - Years Ended December 31, 1996, 1995
       and 1994

    Consolidated Statements of Changes in Partners' Capital - Years Ended
       December 31, 1996, 1995 and 1994

    Consolidated Statements of Cash Flows - Years Ended December 31, 1996, 1995
       and 1994

    Notes to Consolidated Financial Statements



To the Partners
Growth Hotel Investors II,
a California Limited Partnership
Greenville, South Carolina


                          Independent Auditors' Report



We have audited the accompanying consolidated balance sheets of Growth Hotel Investors II, a California Limited Partnership, (the "Partnership") as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Growth Hotel Investors II, a California Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                               /s/ Imowitz Koenig & Co., LLP


New York, N.Y.
February 28, 1997, except for Note N,
which is dated March 14, 1997

                           GROWTH HOTEL INVESTORS II

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                December 31, December 31,
                                                    1996         1995

Assets
 Cash and cash equivalents                        $  8,302     $  7,105
 Restricted cash                                       208          902
 Deferred costs                                      1,692        2,008
 Accounts receivable and other assets                1,104        1,376
 Investment properties:
   Land                                             15,725       15,640
   Buildings and related personal property         111,335      106,243
                                                   127,060      121,883
 Less accumulated depreciation                     (43,677)     (38,136)
                                                    83,383       83,747

 Total assets                                     $ 94,689     $ 95,138

Liabilities and Partners' Capital (Deficit)

 Accounts payable and other liabilities           $  2,271     $  2,303
 Due to affiliate of the joint venture partner         827          819
 Notes payable                                      49,215       50,139

 Minority interest in joint ventures                 2,374        3,902

Partners' Capital (Deficit):

   General partners'                                  (227)        (268)
   Limited partners' (58,982 units outstanding)     40,229       38,243
                                                    40,002       37,975

 Total liabilities and partners' capital          $ 94,689     $ 95,138

                 See Notes to Consolidated Financial Statements

                           GROWTH HOTEL INVESTORS II

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                 Years Ended December 31,
                                                 1996      1995      1994
Revenues:
  Hotel operations                              $51,456   $50,046   $46,698
  Interest income                                   334       495       466
   Total revenues                                51,790    50,541    47,164

Expenses (including $627, $598 and $584
 paid to the general partner and
 affiliates in 1996, 1995 and 1994):
  Hotel operations                               32,594    31,041    29,219
  Interest                                        4,983     5,461     5,520
  Depreciation                                    5,541     5,103     4,717
  General and administrative                      1,580       988     1,360
   Total expenses                                44,698    42,593    40,816

Income before minority interest in joint
   ventures' operation and extraordinary item     7,092     7,948     6,348
Minority interest in joint
   ventures' operations                          (1,603)   (2,236)   (1,417)

Income before extraordinary item                  5,489     5,712     4,931
Extraordinary item:
Gain on extinguishment of debt                       --        --        98

Net income                                      $ 5,489   $ 5,712   $ 5,029

Net income allocated to
   general partners (2%)                        $   110   $   114   $   101
Net income allocated to
   limited partners (98%)                         5,379     5,598     4,928
                                                $ 5,489   $ 5,712   $ 5,029

Net income per limited partnership unit:
  Income before extraordinary item              $ 91.19   $ 94.91   $ 81.92
  Extraordinary item - gain on
    extinguishment of debt                           --        --      1.63

  Net income                                    $ 91.19   $ 94.91   $ 83.55

Cash distribution per limited
   partnership unit                             $ 57.53   $ 57.53   $ 57.53

                 See Notes to Consolidated Financial Statements

                           GROWTH HOTEL INVESTORS II

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                  Limited    General   Limited
                                Partnership Partners' Partners'   Total
                                   Units    (Deficit)  Equity    Equity

Original capital contributions   58,982       $  --    $58,982   $58,982

Partners' (deficit) equity at
  December 31, 1993              58,982       $(345)   $34,503   $34,158

Net income for the year ended
  December 31, 1994                             101      4,928     5,029

Distributions paid to partners                  (69)    (3,393)   (3,462)

Partners' (deficit) equity at
  December 31, 1994              58,982        (313)    36,038    35,725

Net income for the year
  ended December 31, 1995                       114      5,598     5,712

Distributions paid to partners                  (69)    (3,393)   (3,462)

Partners' (deficit) equity at
  December 31, 1995              58,982        (268)    38,243    37,975

Net income for the year
  ended December 31, 1996                       110      5,379     5,489

Distributions paid to partners                  (69)    (3,393)   (3,462)

Partners' (deficit) capital at
  December 31, 1996              58,982       $(227)   $40,229   $40,002

                 See Notes to Consolidated Financial Statements

                                GROWTH HOTEL INVESTORS II

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)

                                                        Years Ended December 31,
                                                       1996      1995       1994
Cash Flows From Operating Activities:
 Net income                                          $  5,489  $  5,712    $ 5,029
 Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                      5,857     5,463      4,932
     Minority interest in joint ventures' operations    1,603     2,236      1,417
     Deferred costs paid                                   --    (1,425)        --
     Gain on extinguishment of debt                        --        --        (98)
  Change in accounts:
       Accounts receivable and other assets              (103)     (533)        39
       Accounts payable and other liabilities             (24)      366        (86)

Net cash provided by operating activities              12,822    11,819     11,233

Cash Flows From Investing Activities
 Property and improvement and replacements             (4,677)   (4,264)    (2,205)
 Purchase of minority interest in joint ventures           --      (375)        --
 Proceeds from maturity of cash investments                --        --      2,376
 Restricted cash decrease (increase)                      694     1,339       (333)

Net cash used in investing activities                  (3,983)   (3,300)      (162)

Cash Flows From Financing Activities
 Satisfaction of note payable                              --    (5,975)      (150)
 Notes payable principal payments                        (924)     (771)      (655)
 Joint venture partner distributions                   (3,256)   (2,982)    (2,275)
 Cash distributions to partners                        (3,462)   (3,462)    (3,462)

Net cash used in financing activities                  (7,642)  (13,190)    (6,542)

Increase (Decrease) in Cash and Cash Equivalents        1,197    (4,671)     4,529

Cash and Cash Equivalents at Beginning of Year          7,105    11,776      7,247

Cash and Cash Equivalents at End of Year             $  8,302  $  7,105    $11,776

Supplemental disclosure of cash flow information:
      Cash paid for interest                         $  4,957  $  4,996    $ 5,345

Supplemental Disclosure of Non-Cash Investing
      and Financing Activities:
        Purchase of joint venture partners' interests-
        Note E. Gain on extinguishment of debt in 1994 - Note I.

                      See Notes to Consolidated Financial Statements

                           GROWTH HOTEL INVESTORS II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Summary Of Significant Accounting Policies

Organization:

Growth Hotel Investors II (the "Partnership" or the "Registrant") limited partnership organized in 1984 under the laws of the State of California to invest in, acquire, manage and ultimately sell limited service hotels which are franchised by Hampton Inns, Inc. ("Hampton"), a wholly owned subsidiary of the Promus Companies, Inc. The Partnership owns properties in Colorado, Minnesota, Missouri and Ohio and has joint venture interests in partnerships which own properties in Alabama, Arkansas, Georgia, Michigan, North Carolina, South Carolina, Tennessee and Texas. The general partner is Montgomery Realty Company-85 ("MRC-85"), a California general partnership. The general partners of MRC-85 are Fox Realty Investors ("FRI"), a California general partnership, and NPI Realty Management Corp. ("NPI Realty"), a Florida corporation. On February 13, 1996 NPI Realty, which acquired its interest in MRC-85 from Montgomery Realty Corporation on November 15, 1995, became the managing general partner of MRC-85. The associate general partner is GHI Associates of which FRI is the general partner and Prudential-Bache Properties, Inc. is the limited partner. Capital contributions of $58,982,000 ($1,000 per unit) were made by the limited partners.

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

On February 15, 1996, Devon Associates ("Devon") offered to purchase up to 21,000 limited partnership outstanding units of the Partnership. Devon Associates acquired 17,287 units, with respect to these offers. An affiliate of the Managing General Partner has an interest in Devon Associates.

Principles of Consolidation:

The consolidated financial statements include the Partnership and joint ventures in which the Partnership has or had a controlling interest, including Growth Hotel Investors Combined Fund No. 1, a California Limited Partnership (the "Combined Fund"), in which the Partnership has a majority (approximately 68%) interest. The general partners are the Partnership and Growth Hotel Investors, Ltd. ("GHI") which are affiliated through their general partners. The Combined Fund was organized to acquire a majority interest in a joint venture, Hampton/GHI Associates No. 1., which was formed to acquire, manage and ultimately sell eighteen hotels which are a franchise of Hampton. Cash is distributed first to the Partnership as a priority return on its invested capital prior to distributions to Hampton. Income before depreciation and amortization is allocated between the Combined Fund and Hampton in the same ratio as their respective cash distributions. Depreciation and amortization are allocated on he basis of residual interests except for the expenses related to acquisition and loan fees paid by the Combined Fund which are allocated 100 percent to the Combined Fund. The residual interests in Hampton/GHI Associates No. 1 are 80 percent for the Combined Fund and 20 percent for Hampton.

All significant intercompany transactions and balances have been eliminated.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising:

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $2,764,000 and approximately $2,827,000 for the years ended December 31, 1996 and 1995, respectively.

Fair Value:

In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," as amended by "SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Investment Properties:

In 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Depreciation:

Depreciation is computed using the straight-line method based on estimated useful lives ranging from 3 to 39 years.

Deferred Costs:

Deferred costs represent the buyout of a services agreement, deferred financing costs and deferred franchise fees. The buyout of the services agreement is being amortized over the remaining term of the services agreement which is 8 years. Financing costs are deferred and amortized, as interest expense, over the lives of the related loans, or expensed, if financing is not obtained. Franchise fees paid in connection with the acquisition of the hotels are deferred and are amortized over the lives of the franchise agreements, which range from ten to twenty years. Land lease costs paid in connection with acquisition of certain hotels are deferred and amortized over the lives of the lease agreements.

Net Income Allocation:

In accordance with the partnership agreement the general partner was allocated its two percent continuing interest in the Partnership's net income or loss, taxable income or loss and cash distributions.

Net Income Per Limited Partnership Assignee Unit:

Net income per limited partnership assignee unit is computed by dividing net income allocated to the limited partners by 58,982 assignee units outstanding.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Reclassification:

Certain reclassifications have been made to the 1995 and 1994 balances to conform to the 1996 presentation.

Note B - Transactions With The General Partner and Affiliates:

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Balances and other transactions with affiliates of Managing General Partner in 1996, 1995, and 1994 are (in thousands):

                                                     1996   1995   1994
                                                       (in thousands)
Reimbursement for services of affiliates (primarily
 included in general and administrative expenses)    $242   $213    $199


In accordance with the partnership agreement, the general partner and affiliates received a partnership management fee in the amount of 10 percent of cash from operations available for distribution (as defined in the partnership agreement). Fees paid pursuant to this agreement in 1996, 1995 and 1994 were $385,000 for each year, and are included in general and administrative expenses. In addition, an affiliate of the Managing General Partner was paid fees of $10,000 relating to successful real estate tax appeals on certain of the Partnership's properties during the year ended December 31, 1994.

Note C - Related Party Transactions:

In addition to the fees paid to the general partner and affiliates as set forth above, the Partnership has agreements with affiliates of its joint venture partners, which provide for the management and operations of the joint venture properties and services provided under each property's franchise agreement. Fees paid pursuant to these agreements are generally based on a percentage of gross revenues from operations of the property and for the years ended December 31, 1996, 1995 and 1994 were $6,034,000, $6,058,000, and $5,753,000, respectively. In addition, affiliates of the joint venture partners received reimbursement of expenses during the years ended December 31, 1996, 1995, and 1994 of $863,000, $986,000 and $971,000, respectively. These expenses are included in operating expenses.

Note D - Restricted Cash

Restricted cash at December 31, 1996, represents funds provided for and maintained by certain properties pursuant to the related notes payable agreements, to meet future capital requirements and debt service payments.

Note E - Purchase of Joint Venture Partners' Interests

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

On December 7, 1995, the Partnership acquired all of the economic rights of its joint venture partner in GHI II Big River Associates, a California partnership. This purchase was effective January 1, 1996, at a cost of $375,000. The Partnership had an 80% ownership interest in GHI-II Big River Associates, which in turn, owned the Hampton Inn-St. Louis property. The carrying value of the property was increased by $500,000 which reflects the purchase of $375,000 and $125,000 receivable from the joint venture partner.

Note F - Deferred Costs

The Partnership paid $1,425,000 in January 1995, to Metric Management, Inc. ("MMI") amending their services agreement to provide for a reduction in the monthly asset management fee from $54,500 to $7,000. This amendment eliminates fees payable to MMI for its assistance in refinancings and sales of properties owned by the Partnership and provides the Partnership with the ability to terminate MMI's services at will.

The cost of the amendment is being amortized over the remaining term of the service agreement of 8 years. For each of the years ended December 31, 1996 and 1995, approximately $143,000 has been amortized and is included in general and administrative expenses.

At December 31, 1996 and 1995, accumulated amortization of deferred costs relating to the service agreement totaled approximately $286,000 and approximately $143,000, respectively.

At December 31, 1996 and 1995, accumulated amortization of deferred costs relating to franchise fees totaled approximately $350,000 and $312,000, respectively.

Note G - Notes Payable

Individual properties and improvements are pledged as collateral for the related notes payable. The mortgages encumbering sixteen of the eighteen hotels owned by the Combined Fund are cross collateralized. The notes currently bear interest of approximately 12 percent, except for, the mortgage encumbering the Partnership' St. Louis, Missouri property which is financed by a private activity revenue bond. Interest is established monthly as provided in the agreement. The average monthly interest rate on this note was 6.01 percent and
6.40 percent in 1996 and 1995, respectively.

On May 4, 1994, the Partnership paid approximately $150,000 in full satisfaction, at a discount, the contingent purchase money note on the Partnership's Hampton Inn-Colorado Springs property.

On October 1, 1995, the Partnership satisfied the mortgage encumbering its Hampton Inn-Dublin property in the amount of $3,257,000. The mortgage was due to mature in April 1996.

On December 1, 1995, the Partnership satisfied the mortgage encumbering its Hampton Inn-Kansas City property in the amount of $2,718,000. The mortgage was due to mature in January 1996.

The estimated fair value of the Partnership's aggregate debt is approximately $49,215,000. This estimate is not necessarily indicative of the amounts the Partnership might pay in actual market transactions.

The Partnership had balloon payments due in 1996 of approximately $43,202,000. The Managing General Partner has obtained extensions on these mortgages until July 1, 1997.

At December 31, 1996 and 1995, accumulated amortization of deferred financing costs totaled approximately $74,000 and $1,319,000, respectively. Fully amortized costs have been written off.

Principal payments subsequent to December 31, 1996 are required as follows (in thousands):

              1997                            $43,142
              1998                              2,573
              1999                                 --
              2000                                 --
              2001                                 --
              Thereafter                        3,500

              Total                           $49,215

Note H- Minimum Future Rental Commitments

Minimum future rental commitments on operating leases (including four land leases) at December 31, 1996 are payable as follows (in thousands):

              1997                            $  380
              1998                               380
              1999                               384
              2000                               390
              2001                               399
              Thereafter                       1,887

              Total                           $3,820

The land leases extend through 2004, 2006, 2007 and 2008, and contain options to extend the lease periods 20, 20, 50 and 40 years, respectively. Rental expense for these leases was $448,000, $478,000 and $481,000 in 1996, 1995 and 1994.

Note I  - Extraordinary Item - Gain On Extinguishment of Debt

On May 4, 1994, the Partnership paid approximately $150,000 in full satisfaction, at a discount, the contingent purchase money note on the Partnership's Hampton Inn-Colorado Springs property. The Partnership recorded an extraordinary gain on the extinguishment of debt of $98,000, representing $50,000 of notes payable and $48,000 of accrued interest.

Note J - Reconciliation To Income Tax Method Of Accounting

The differences between the method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows:

                                                  1996     1995        1994
                                               (in thousands, except unit data)

Net income - financial statements                $ 5,489   $ 5,712    $ 5,029
Differences resulted from:
 Minority interest in joint ventures' operations     390       353        296
 Depreciation and other amortization                (985)     (777)      (882)
 Deferred costs                                       --    (1,425)        --
 Other                                                24        (5)        53

Net income - income tax method                   $ 4,918   $ 3,858    $ 4,496

Taxable income per limited partnership
 assignee unit after giving effect to the
 allocation to the general partner               $    82   $    64    $    75

Partner's equity-financial statements            $40,002   $37,975    $35,725
Differences resulted from:
 Deferred sales commissions and organization
  costs                                            2,078     2,078      2,078
 Capital account adjustment                            7         7          7
 Minority interest in joint ventures' operations   7,890     7,500      7,147
 Deferred costs                                   (1,425)   (1,425)        --
 Depreciation and other amortization              (9,392)   (8,407)    (7,630)
 Other                                               149       122        127

Partners' equity-income tax method               $39,309   $37,850    $37,454

Note K- Investment Properties And Accumulated Depreciation


                                                        Initial Cost To Partnership
                                                             Buildings   Cost Capitalized
                                                                And        (Removed)
                                                              Related     Subsequent To
Description                        Encumbrances    Land      Property      Acquisition
                                                    (in thousands)
Growth Hotel Investors II:
Hampton Inn - Kansas City           $    --     $   589      $ 4,545        $ 1,326
Hampton Inn - Eden Prairie            2,603         880        4,426            836
Hampton Inn - Dublin                     --         818        4,641            854
Hampton Inn - North Dallas            2,927       1,667        4,119            941
Hampton Inn - St. Louis               3,500         812        5,074          1,238
Hampton Inn - Colorado Springs           --         538        3,040            456


Growth Hotel Investors
  Combined Fund No. 1:

Hampton Inn - Memphis I40 East        1,771         --         3,838            541
Hampton Inn - Columbia-West           2,062         350        4,133            324
Hampton Inn - Spartanburg             1,767         275        3,545            357
Hampton Inn - Little Rock-North       2,015         524        3,862            315
Hampton Inn - Amarillo                1,120         501        1,810            396
Hampton Inn - Greenville              2,054         539        3,942            106
Hampton Inn - Charleston Airport      2,144         495        4,205            323
Hampton Inn - Memphis-Poplar          2,798       1,236        4,993             71
Hampton Inn - Greensboro              1,982         439        3,866            254
Hampton Inn - Birmingham              2,426         758        4,447             64
Hampton Inn - Atlanta-Roswell         2,643       1,207        4,668           (141)
Hampton Inn - Chapel Hill             2,257         930        3,926             (5)
Hampton Inn - Dallas-Richardson       2,769       1,371        4,766           (311)
Hampton Inn - Nashville-Briley        2,183          --        4,796            (23)
Hampton Inn - San Antonio-Northwest   2,451         781        4,475            (58)
Hampton Inn - Madison Heights         2,834         963        5,323            653
Hampton Inn - Mountain Brook          2,543          --        4,782            699
Hampton Inn - Northlake               2,366          --        4,439            510

TOTAL                               $49,215     $15,673     $101,661        $ 9,726


                                Gross Amount at Which Carried
                                     At December 31, 1996
                                           Buildings
                                              And                      Accumulated      Year of         Date Of      Depreciable
Description                       Land    Improvements    Total       Depreciation    Construction    Acquisition     Life-Years
                                                (in thousands)

Growth Hotel Investors II:
Hampton Inn - Kansas City       $   618    $  5,842     $  6,460        $  2,196            1987        12/09/87        5-39 Yrs
Hampton Inn - Eden Prairie          853       5,289        6,142           1,947            1987        12/30/87        5-39 Yrs
Hampton Inn - Dublin                831       5,482        6,313           2,307            1988        04/07/88        5-39 Yrs
Hampton Inn - North Dallas        1,667       5,060        6,727           2,175            1985        07/18/88        5-30 Yrs
Hampton Inn - St. Louis             897       6,227        7,124           2,204            1987        07/27/89        5-30 Yrs
Hampton Inn - Colorado Springs      490       3,544        4,034           1,448            1985        12/29/89        5-39 Yrs

Growth Hotel Investors
Combined Fund No. 1:

Hampton Inn - Memphis I40 East       --       4,379        4,379           1,769            1984        12/19/86        5-30 Yrs
Hampton Inn - Columbia-West         350       4,457        4,807           1,845            1985        12/19/86        5-30 Yrs
Hampton Inn - Spartanburg           275       3,902        4,177           1,616            1984        12/19/86        5-39 Yrs
Hampton Inn - Little Rock-North     524       4,177        4,701           1,600            1985        12/19/86        5-39 Yrs
Hampton Inn - Amarillo              501       2,206        2,707             919            1985        12/19/86        5-39 Yrs
Hampton Inn - Greenville            539       4,048        4,587           1,608            1985        12/19/86        5-30 Yrs
Hampton Inn - Charleston Airport    495       4,528        5,023           1,808            1985        12/19/86        5-39 Yrs
Hampton Inn - Memphis-Poplar      1,236       5,064        6,300           2,006            1985        12/19/86        5-30 Yrs
Hampton Inn - Greensboro            439       4,120        4,559           1,600            1986        12/19/86        5-39 Yrs
Hampton Inn - Birmingham            758       4,511        5,269           1,757            1987        12/19/86        5-30 Yrs
Hampton Inn - Atlanta-Roswell     1,207       4,527        5,734           1,621            1987        03/04/87        5-30 Yrs
Hampton Inn - Chapel Hill           930       3,921        4,851           1,445            1987        03/04/87        5-30 Yrs
Hampton Inn - Dallas-Richardson   1,371       4,455        5,826           1,542            1987        03/04/87        5-30 Yrs
Hampton Inn - Nashville Briley
  Parkway                            --       4,773        4,773           1,728            1987        03/04/87        5-30 Yrs
Hampton Inn - San Antonio-
  Northwest                         781       4,417        5,198           1,523            1987        06/23/87        5-30 Yrs
Hampton Inn - Madison Heights       963       5,976        6,939           2,454            1987        12/29/87        5-30 Yrs
Hampton Inn - Mountain Brook         --       5,481        5,481           2,380            1988        12/29/87        5-30 Yrs
Hampton Inn - Northlake              --       4,949        4,949           2,179            1988        09/15/88        5-30 Yrs
                                $15,725    $111,335     $127,060         $43,677


Reconciliation of Investment Properties and Accumulated Depreciation:

                                           Years Ended December 31,
                                          1996         1995        1994
                                                (in thousands)

Balance at beginning of year           $121,883     $127,768     $125,563
Property improvements                     4,677        4,264        2,205
Purchase of joint venture interests         500          415           --
Retirement of assets                         --      (10,564)          --

Balance at end of year                 $127,060     $121,883     $127,768

Accumulated Depreciation

Balance at beginning of year           $ 38,136     $ 43,597     $ 38,880
Additions charged to expense              5,541        5,103        4,717
Retirement of assets                         --      (10,564)          --

                                       $ 43,677     $ 38,136     $ 43,597


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is approximately $137,705,000 and $133,013,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is approximately $61,140,000, and $54,466,000.

Note L - Commitment and Contingencies

William Wallace, Mildred Wallace, Edith G. Martin, Paul Allemang and Gwen Allemang, on behalf of themselves and all others similarly situated, and derivatively on behalf of Growth Hotel Investors ("GHI"), a California limited partnership and the Partnership, Plaintiff v. Devon Associates, Montgomery Realty-85, GHI Associates, Cayuga Associates L.P., Cayuga Capital Corp., Insignia Financial Group, Inc., L.P., and Fleetwood Corp., Defendants and Growth Hotel Investors, a California limited partnership, and Growth Hotel Investors II, a California limited partnership, Nominal Defendant, Supreme Court of the State of New York, County of New York, Case No. 9600866.

On February 21, 1996, William and Mildred Wallace, holders of Units of GHI and Edith G. Martin and Paul and Gwen Allemang, holders of Units of the Partnership, commenced an action on behalf of themselves and others similarly situated, and derivatively on behalf of the Registrant and GHI, in the Supreme Court of the State of New York, County of New York, against, among others, MRC-85 and certain of its affiliates pertaining to the tender offer for up to 21,000 partnership Units of the Partnership and up to 15,000 partnership Units of GHI which commenced February 15, 1996. The action alleges, among other things, that the tender offers constitute (a) a breach of fiduciary duty owed to limited partners of the partnerships, and (b) a breach of the provisions of the partnership agreements of such partnerships. The action, which is sought to brought as a class action on behalf of all limited partners, seeks to enjoin the tender offers as well as monetary damages in an unspecified amount.

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

On February 28, 1996, R&S Asset Partners, holders of Units of GHI, and Jesse B. Small, holder of Units of the Partnership, commenced an action on behalf of themselves and others similarly situated, and derivatively on behalf of the Partnership and GHI, in the Superior Court of the State of California, County of Los Angeles, against, among others, MRC-85 and certain of its affiliates pertaining to the tender offer for up to 21,000 partnership Units of the Partnership and up to 15,000 partnership Units of GHI which commenced February 15, 1996. The action alleges, among other things, that the tender offers constitute (a) a breach of fiduciary duty owed to limited partners of the partnerships, (b) negligent misrepresentation pertaining to the disclosure set forth in the offer to purchase, (c) common law fraud, and (d) a breach of the provisions of the partnership agreements of such partnerships. The action, which is sought to brought as a class action on behalf of all limited partners, seeks to enjoin the tender offers as well as monetary damages in an unspecified amount.

On March 15, 1996, counsel for the plaintiffs and defendants in the Wallace and the R&S Partners Actions agreed in principle to settle these actions, which settlement has subsequently received final court approval. In connection with the settlement MRC-85 agreed to take such actions as are reasonably necessary and consistent with its fiduciary duties to procure offers for the purchase of the Partnership's and GHI's assets which maximize the value of the limited partner assignee units. MRC-85 further agreed to deal fairly and in good faith with persons expressing an interest in making a bona fide offer to purchase such assets and, subject to its fiduciary duty, provide such bona fide offers with access to the Partnership's and GHI's books and records for due diligence purposes. MRC-85 also agreed that if it determined that an offer to purchase its assets is acceptable, MRC-85 will prepare a plan of liquidation and submit such plan to the Partnership's partners for approval. Also in connection with the settlement, the plaintiffs will release all claims they may have arising out of the tender offers. As required by the settlement, the Partnership and GHI are coordinating with class counsel with respect to the sale of such assets and consent of limited partners.

Note M - Tender Offers

On February 15, 1996, Devon Associates ("Devon") offered to purchase up to 21,000 and 15,000 limited partnership outstanding units (the "Units") of the Partnership, and GHI, respectively. Devon Associates acquired 17,287 and 13,396 units, with respect to these offers, respectively. The offer for the Partnerships Units was at a purchase price of $750 and $705, respectively, per unit, net to the seller in cash, without interest, upon the terms and conditions set forth in the offer to purchase. Certain beneficial owners of Devon are affiliated with the general partners of the Partnership and GHI. In addition, an affiliate of Insignia is both a shareholder in the general partner of Cayuga Associates, LP, the controlling general partner in Devon, and a limited partner in Devon.

Note N - Subsequent Event

As required by the settlement of the class action brought in connection with the tender offer made by Devon Associates discussed in "Note M", the Partnership and GHI, the Partnership's joint venture partner in the Combined Fund properties, marketed all of their properties for sale. In this regard, the Partnership and GHI retained Bear, Stearns & Co. Inc. to assist in the marketing of such properties. As of March 14, 1997, the Partnership, the Combined Fund, the joint ventures in which the Partnership has a controlling interest, GHI II, and the joint ventures in which the Partnership has a controlling interest, and Equity Inns Partnership, L.P. (the "Buyer") entered into certain purchase and sale agreements pursuant to which the Buyer agreed to purchase from these entities the twenty-four hotels described herein as well as four additional hotels owned directly or indirectly by the Partnership for an aggregate purchase price of $182 million, subject to adjustment. The closing of these sales, which is anticipated to occur during the second quarter of 1997, is subject to many conditions including, favorable completion by the Buyer of its due diligence review and the Partnership and GHI receiving consent to the sale from their respective limited partners holding a majority of the outstanding limited partnership interests in the Partnership and GHI. Accordingly, there can be no assurance that the sale will be consummated with the Buyer or any other potential buyer.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None


                                    PART III

Item 10.  Directors, Executive Officers of Promoters and Control Persons:

Neither the Registrant nor Montgomery Realty Company-85 ("MRC"), the general partner of the Registrant has any officers or directors. NPI Realty Management Corp. ("NPI Realty"), the managing general partner of MRC, manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. NPI Realty is a wholly owned subsidiary of National Property Investors, Inc. ("NPI, Inc."), which in turn is owned by an affiliate of Insignia Financial Group, Inc. ("Insignia").

As of March 1, 1997, the names and positions held by the officers and directors of NPI Realty are as follows:

     Name                                Age               Position

William H. Jarrard, Jr.                  50                President and
                                                           Director

Ronald Uretta                            40                Vice President and
                                                           Treasurer

John K. Lines, Esq.                      37                Vice President and
                                                           Secretary

Kelley M. Buechler                       39                Assistant Secretary


William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration & Asset Management from July 1994 until January 1996.

Ronald Uretta has been Insignia's Treasurer since January 1992. Since August 1996, he has also served as Chief Operating Officer. He also served as Secretary from January 1992 to June 1994 and as Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial officer and controller of MAG.

John K. Lines, Esq. has been Vice President and Secretary of the Managing General Partner since January 1996, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1992, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner and Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in similar capacities with U. S Shelter.


Item 11.  Executive Compensation:

The Registrant is not required to and did not pay any compensation to the officers or directors of NPI Realty or NPI Equity Investments II, Inc., the managing general partner of Fox Realty Investors, a general partner of MRC. NPI Realty does not presently pay any compensation to any of its officers or directors. (See "Item 13," "Certain Relationships and Related Transactions").

Item 12.  Security Ownership of Certain Beneficial Owners and Management:

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of March 1, 1997.

Name and address of               Amount and nature of
Beneficial Owner                  Beneficial Owner           % of Class

Devon Associates (1) (2)              17,287                    29.317

All directors and executive
    officers as a group
    (four persons)                      --                       --


(1) The business address for Devon Associates is 100 Jericho Quadrangle, Suite 214, Jericho, New York 11753.
(2)   Based upon information supplied to the Registrant by Devon Associates.

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

Item 13.  Certain Relationships and Related Transactions:

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Balances and other transactions with affiliates of Managing General Partner in 1996, 1995, and 1994 are (in thousands):

                                                    1996   1995    1994
                                                       (in thousands)

Reimbursement for services of affiliates (primarily
 included in general and administrative expenses)    $242   $213    $199


In accordance with the partnership agreement, the general partner and affiliates received a partnership management fee in the amount of 10 percent of cash from operations available for distribution (as defined in the partnership agreement). Fees paid pursuant to this agreement in 1996, 1995 and 1994 were $385,000 for each year, respectively and are included in general and administrative expenses. In addition, an affiliate of the Managing General Partner was paid fees of $10,000 relating to successful real estate tax appeals on certain of the Partnership's properties during the year ended December 31, 1994.


In accordance with the partnership agreement the general partner was allocated its two percent continuing interest in the Partnership's net income or loss, taxable income or loss and cash distributions.

In addition to the fees paid to the general partner and affiliates as set forth above, the Partnership has agreements with affiliates of its joint venture partners, which provide for the management and operations of the joint venture properties and services provided under each property's franchise agreement. Fees paid pursuant to these agreements are generally based on a percentage of gross revenues from operations of the property and for the years ended December 31, 1996, 1995 and 1994 were $6,034,000, $6,058,000, and $5,753,000, respectively. In addition, affiliates of the joint venture partners received reimbursement of expenses during the years ended December 31, 1996, 1995, and 1994 of $863,000, $986,000 and $971,000, respectively. These expenses are included in operating expenses.

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

As required by the settlement of the class action brought in connection with the tender offer made by Devon Associates discussed above, the Registrant and Growth Hotel Investors ("GHI"), the Registrant's joint venture partner in the Combined Fund properties, marketed all of their properties for sale. In this regard, the Registrant and GHI retained Bear, Stearns & Co Inc. to assist in the marketing of such properties. As of March 14, 1997, the Registrant, the Combined Fund, the joint ventures in which the Registrant has a controlling interest, GHI, and the joint ventures in which GHI has a controlling interest, and Equity Inns Registrant, L.P. (the "Buyer") entered into certain purchase and sale agreements pursuant to which the Buyer agreed to purchase from these entities the twenty-four hotels described herein as well as four additional hotels owned directly or indirectly by GHI for an aggregate purchase price of $182 million, subject to adjustment. The closing of these sales, which is anticipated to occur during the second quarter of 1997, is subject to many conditions including, favorable completion by the Buyer of its due diligence review and the Registrant and GHI receiving consent to the sale from their respective limited partners holding a majority of the outstanding limited partnership interests in the Registrant and GHI. Accordingly, there can be no assurance that the sale will be consummated with the Buyer or any other potential buyer.



                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

(a)(1)(2) Financial Statements and Financial Statement Schedules

          See Item 8 of this Form 10-K for Consolidated Financial Statements for the Registrant, Notes thereto, and Financial Statement Schedules (A table of contents to Consolidated Financial Statements and Financial Statement Schedules is included in Item 8 and incorporated herein by reference.)

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

27        Financial Data Schedule

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

(b)       Reports on Form 8-K:
          None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 18th day of March 1997.



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

Signature/Name                   Title                     Date

/s/ William H. Jarrard, Jr.      President and             March 18, 1997
William H. Jarrard, Jr.          Director


/s/Ronald Uretta                 Principal Financial       March 18, 1997
Ronald Uretta                    Officer and Principal
                                 Accounting Officer