Form 10-Q
period 1997-03-31
GROWTH HOTEL INVESTORS II
filed 1997-05-14
CIK 791346

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


                 For the quarterly period ended March 31, 1997


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

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



a)                         GROWTH HOTEL INVESTORS II

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                       March 31,      December 31,
                                                          1997            1996
                                                      (Unaudited)        (Note)
  Assets
    Cash and cash equivalents                         $  8,931         $  8,302
    Restricted cash                                        244              208
    Deferred costs                                       1,641            1,692
    Accounts receivable and other assets                 1,435            1,104
    Investment properties:
          Land                                          15,725           15,725
          Buildings and related personal property      112,379          111,335
                                                       128,104          127,060
          Less accumulated depreciation                (45,140)         (43,677)
                                                        82,964           83,383

      Total assets                                    $ 95,215         $ 94,689

  Liabilities and Partners' Capital (Deficit)
    Accounts payable and other liabilities            $  3,080         $  2,271
    Due to affiliate of the joint venture partner          557              827
    Notes payable                                       49,046           49,215

    Minority interest in joint ventures                  2,796            2,374

  Partners' Capital (Deficit):

    General partners'                                     (232)            (227)
    Limited partners' (58,982 units outstanding)        39,968           40,229
                                                        39,736           40,002

      Total liabilities and partners' equity          $ 95,215         $ 94,689

Note: The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See Notes to Consolidated Financial Statements

b)                            GROWTH HOTEL INVESTORS II

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, except unit data)
                                     (Unaudited)


                                                   Three Months Ended
                                                       March 31,
                                                     1997      1996
Revenues:
  Hotel operations                               $ 11,552   $ 11,716
  Interest income                                      89         72
    Total revenues                                 11,641     11,788

Expenses:
  Hotel operations                                  7,742      7,297
  Mortgage interest                                 1,196      1,196
  Depreciation                                      1,463      1,224
  General and administrative                          219        305
    Total expenses                                 10,620     10,022

Income before minority interest in joint
venture's operation                                 1,021      1,766

Minority interest in joint ventures' operations      (422)      (280)

Net income                                       $    599   $  1,486

Net income allocated to general partners (2%)    $     12   $     30
Net income allocated to limited partners (98%)        587      1,456

Net income                                       $    599   $  1,486


Net income per limited partnership unit          $   9.97   $  24.69


                    See Notes to Consolidated Financial Statements


c)                             GROWTH HOTEL INVESTORS II

                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                            (in thousands, except unit data)
                                      (Unaudited)


                                Limited    General   Limited
                              Partnership Partners' Partners'    Total
                                 Units     Deficit    Equity    Equity

Original capital contributions  58,982     $    --   $58,982    $58,982

Partners' (deficit) capital at
  December 31, 1996             58,982     $  (227)  $40,229    $40,002

Net income for the three
months ended March 31, 1997                     12       587        599

Distributions                                  (17)     (848)      (865)

Partners' (deficit) capital at
  March 31, 1997                58,982     $  (232)  $39,968    $39,736

                     See Notes to Consolidated Financial Statements

d)                           GROWTH HOTEL INVESTORS II

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (Unaudited)


                                                       Three Months Ended
                                                           March 31,
                                                         1997      1996
Cash flows from operating activities:
  Net income                                          $   599    $ 1,486
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                     1,514      1,311
      Minority interest in joint ventures' operations     422        280
      Change in accounts:
       Accounts receivable and other assets              (331)      (750)
       Accounts payable and other liabilities             809        513

         Net cash provided by operating activities      3,013      2,840

Cash flows from investing activities:
  Property and improvement and replacements            (1,044)    (1,544)
  Restricted cash increase                                (36)      (289)

         Net cash used in investing activities         (1,080)    (1,833)

Cash flows from financing activities:
  Notes payable principal payments                       (169)      (204)
  Joint venture partner distributions                      --       (662)
  Cash distribution to partners                          (865)      (865)
  Due (from) to affiliate                                (270)       105

         Net cash used in financing activities         (1,304)    (1,626)

Net increase (decrease) in cash and cash equivalents      629       (619)

Cash and cash equivalents at beginning of period        8,302      7,105

Cash and cash equivalents at end of period            $ 8,931    $ 6,486

Supplemental information:
  Interest paid                                       $ 1,194    $ 1,457

Non-cash investing activity:
  Purchase of joint venture partners interest-Note D

                   See Notes to Consolidated Financial Statements

e)                            GROWTH HOTEL INVESTORS II

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Realty Management Corporation, the ("Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Balances and other transactions with affiliates of the Managing General Partner in 1997 and 1996 are (in thousands):

                                                    For the Three Months Ended
                                                             March 31,
                                                       1997          1996
                                                          (in thousands)
Reimbursement for services of affiliates (primarily
  included in general and administrative expenses)      $ 38          $ 94

In accordance with the partnership agreement, the general partner and affiliates received a partnership management fee in the amount of 10 percent of cash from operations available for distribution (as defined in the partnership agreement). Fees paid pursuant to this agreement for the three months ended March 31, 1997 and 1996 were approximately $96,000, and are included in general and administrative expenses.

In addition to the fees paid to the general partner and affiliates as set forth above, the Partnership has agreements with affiliates of its joint venture partners, which provide for the management and operations of the joint venture properties and services provided under each property's franchise agreement. Fees paid pursuant to these agreements are generally based on a percentage of gross revenues from operations of the property and for the three months ended March 31, 1997 and 1996 were approximately $1,349,000 each quarter. In addition, affiliates of the joint venture partners received reimbursement of expenses during the three months ended March 31, 1997 and 1996 of approximately $240,000 and $219,000, respectively. These expenses are included in operating expenses.

NOTE C - DISTRIBUTIONS

The Partnership distributed approximately $14 per unit (approximately $848,000 in total) to the holders of limited partnership units and approximately $17,000 to the general partners for each of the three month periods ended March 31, 1997 and 1996.

NOTE D - JOINT VENTURE PURCHASE

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

NOTE E - SALE OF PROPERTIES

As required by the settlement of the class action lawsuit brought in connection with the tender offer made by Devon Associates (discussed in Item 3 of the Partnership's Annual Report on Form 10-K for the period ending December 31, 1996.), the Partnership and GHI, the Partnership's joint venture partner in the Combined Fund properties, marketed all of their properties for sale. In this regard, the Partnership and Growth Hotel Investors ("GHI"), an affiliated partnership, retained Bear, Stearns & Co Inc. to assist in the marketing of such properties. As of March 14, 1997, the Partnership, the Combined Fund, the joint ventures in which the Partnership has a controlling interest, (collectively the "Sellers") GHI, and the joint ventures in which GHI has a controlling interest, and Equity Inns Registrant, L.P. (the "Buyer") entered into certain purchase and sale agreements pursuant to which the Buyer agreed to purchase from these entities the twenty-four hotels described herein as well as four additional hotels owned directly or indirectly by GHI for an aggregate purchase price of $182 million, subject to adjustment. The purchase and sale agreements were amended on May 1, 1997, to change the purchase price to $169,000,000, to extend the study periods listed in various sections of the agreements, and to provide for reimbursement to the Sellers for up to $4,000,000 of work in progress or completed. If the sale is consummated at the above stated price, the Managing General Partner estimates that the Partnership will receive net proceeds from the sale of approximately $72,094,000. The closing of these sales, which is anticipated to occur during the second quarter of 1997, is subject to many conditions including, favorable completion by the Buyer of its due diligence review and the Partnership and GHI receiving consent to the sale from their respective limited partners holding a majority of the outstanding limited partnership interests in the Partnership and GHI, respectively. It is anticipated that a proxy statement further detailing the transaction will be forwarded to the limited partners shortly. Accordingly there can be no assurance that the sale will be consummated with the Buyer or any other potential buyer.

The Managing General Partner plans to satisfy all existing debt of the Partnership and liquidate the partnership upon the sale of the investment properties. If a sale does not consummate before the debt matures; the Managing General Partner plans to negotiate extensions for those encumbrances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INVESTMENT PROPERTIES:

A description of the hotel properties in which the Partnership has an ownership interest, together with occupancy and room rate data follows:


                                      Average          Average Daily
                                  Occupancy Rate         Room Rate
                                For Quarter Ended    For Quarter Ended
                                      March 31,          March 31,
Name and Location                 1997        1996     1997      1996

Growth Hotel Investors II:

Hampton Inn-Kansas City            68%         75%   $ 68.19   $ 57.24
Kansas City, Missouri

Hampton Inn-Eden Prairie           56%         68%     57.25     57.73
Eden Prairie, Minnesota

Hampton Inn-Dublin                 64%         63%     64.34     55.73
Dublin, Ohio

Hampton Inn-North Dallas           77%         81%     66.65     64.94
Addison, Texas

Hampton Inn-St. Louis              57%         61%     61.71     59.44
St. Louis, Missouri

Hampton Inn-Colorado Springs       74%         74%     49.78     45.38
Colorado Springs, Colorado

Growth Hotel Investors
Combined Fund No. 1:

Hampton Inn-Memphis I40 East       68%         65%     56.26     53.20
Memphis, Tennessee

Hampton Inn-Columbia-West          68%         73%     59.50     58.96
West Columbia, South Carolina

Hampton Inn-Spartanburg            51%         54%     52.00     51.61
Spartanburg, South Carolina

Hampton Inn-Little Rock, North     68%         64%     54.97     51.37
North Little Rock, Arkansas

Hampton Inn-Amarillo               55%         59%     49.12     49.70
Amarillo, Texas

Hampton Inn-Greenville             72%         76%     59.85     57.79
Greenville, South Carolina

Hampton Inn-Charleston-Airport     66%         74%     58.35     53.57
North Charleston, South Carolina

Hampton Inn-Memphis-Poplar         78%         79%     69.34     67.95
Memphis, Tennessee

Hampton Inn-Greensboro             70%         77%     64.49     63.42
Greensboro, North Carolina

Hampton Inn-Birmingham             75%         71%     61.57     60.51
Birmingham, Alabama

Hampton Inn-Atlanta-Roswell        59%         75%     63.34     63.36
Roswell, Georgia

Hampton Inn-Chapel Hill            79%         81%     64.93     60.29
Chapel Hill, North Carolina

Hampton Inn-Dallas-Richardson      73%         78%     59.60     55.60
Richardson, Texas

Hampton Inn-Nashville-             71%         67%     66.65     64.66
Briley Parkway
Nashville, Tennessee

Hampton Inn-San Antonio-Northwest  54%         54%     56.03     55.87
San Antonio, Texas

Hampton Inn-Madison Heights        68%         69%     63.88     57.38
Madison Heights, Michigan

Hampton Inn-Mountain Brook         75%         77%     64.30     60.78
Birmingham, Alabama

Hampton Inn-Northlake              66%         78%     61.63     60.22
Atlanta, Georgia

The Managing General Partner attributes the decline in occupancy at its Hampton Inn - Kansas City, Eden Prairie, North Dallas, St. Louis, Amarillo, Greensboro, Greenville and Dallas/Richardson properties to increased competition in each of their respective markets due to new hotels opening in these areas. Management has implemented additional marketing strategies to help offset these decreases, along with ongoing renovation projects at the properties to maintain their market share by being competitive with the new hotels. The Managing General Partner attributes the decrease in occupancy at its two Atlanta, Georgia properties to the pre-Olympic guests experienced in the first quarter of 1996. The Hampton Inn - Charleston had a decrease in occupancy due to ongoing renovations that are needed so the hotel can be more competitive with the new hotels in their market. The decrease in occupancy at the Hampton Inn - Columbia is due to the construction of a highway by-pass in 1996 which re-routed traffic away from the property. The Managing General Partner attributes the increase in occupancy at its Hampton Inn - Birmingham, Little Rock and Nashville/Briley properties to room renovations completed in 1996.

The Partnership's net income for the three months ended March 31, 1997 was approximately $599,000 versus approximately $1,486,000 for the same period of 1996. The decrease in net income is attributable to an increase in operating expenses, depreciation expense, an increase in income allocated to the minority interest in joint venture and a decrease in revenue from hotel operations. The increase in operating expenses was attributable to an overall increase in property expenses, which included increased advertising costs, real estate taxes and insurance. The increase in depreciation is due to major renovations of its hotels in 1996 and 1997. The increase in income allocated to the minority interest in joint venture is due to the allocation of income to the Partnership's joint venture partner in GHI Combined Fund. The decrease in revenue is attributable to decreased occupancies, but was slightly offset by an increase in daily room rates. Partially offsetting the decrease in net income was an increase in interest income and a decrease in general administrative expenses. The increase in interest income is due to increases in interest-bearing reserves. The decrease in general and administrative expense is due to a decrease in expense reimbursements in 1997. Increased expense reimbursements in 1996 were attributable to the combined transition efforts of the Greenville, South Carolina, and Atlanta, Georgia, administrative offices during the year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1s), and transition of asset management responsibilities to the new administration.

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

At March 31, 1997, the Partnership had unrestricted cash of approximately $8,931,000 as compared to approximately $6,486,000 at March 31, 1996. Net cash provided by operating activities increased primarily due to a decrease in the amount of cash used to pay for accounts receivable and other assets and an increase in accounts payable and other liabilities. These increases in cash provided by operating activities were partially offset by a decrease in net income. Net cash used in investing activities decreased due to a decrease in property and improvements and replacements and a decrease in restricted cash deposits. Net cash used in financing activities decreased primarily due to no distribution being made in 1997 to its joint venture partners.

As required by the settlement of the class action lawsuit brought in connection with the tender offer made by Devon Associates (discussed in Item 3 of the Partnership's Annual Report on Form 10-K for the period ending December 31, 1996.), the Partnership and GHI, the Partnership's joint venture partner in the Combined Fund properties, marketed all of their properties for sale. In this regard, the Partnership and Growth Hotel Investors ("GHI"), an affiliated partnership, retained Bear, Stearns & Co Inc. to assist in the marketing of such properties. As of March 14, 1997, the Partnership, the Combined Fund, the joint ventures in which the Partnership has a controlling interest, (collectively the "Sellers") GHI, and the joint ventures in which GHI has a controlling interest, and Equity Inns Registrant, L.P. (the "Buyer") entered into certain purchase and sale agreements pursuant to which the Buyer agreed to purchase from these entities the twenty-four hotels described herein as well as four additional hotels owned directly or indirectly by GHI for an aggregate purchase price of $182 million, subject to adjustment. The purchase and sale agreements were amended on May 1, 1997, to change the purchase price to $169,000,000, to extend the study periods listed in various sections of the agreements, and to provide for reimbursement to the Sellers for up to $4,000,000 of work in progress or completed. If the sale is consummated at the above stated price, the Managing General Partner estimates that the Partnership will receive net proceeds from the sale of approximately $72,094,000. The closing of these sales, which is anticipated to occur during the second quarter of 1997, is subject to many conditions including, favorable completion by the Buyer of its due diligence review and the Partnership and GHI receiving consent to the sale from their respective limited partners holding a majority of the outstanding limited partnership interests in the Partnership and GHI, respectively. It is anticipated that a proxy statement further detailing the transaction will be forwarded to the limited partners shortly. Accordingly there can be no assurance that the sale will be consummated with the Buyer or any other potential buyer.

The Managing General Partner plans to satisfy all existing debt of the Partnership and liquidate the partnership upon the sale of the investment properties. If a sale does not consummate before the debt matures; the Managing General Partner plans to negotiate extensions for those encumbrances.

If the sale of the hotel properties is not consummated, the sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements will be directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgages encumbering the Partnership's investment properties totaled approximately $49,046,000 at March 31, 1997. Two of the mortgages, Hampton Inn-Mountain Brook and Hampton Inn-Northlake mature on August 1, 1997. The other consolidated joint venture's remaining mortgages of approximately $35,136,000 mature on July 1, 1997. The Partnership's Hampton Inn-North Dallas matures July 1, 1997. The Partnership's remaining properties have balloon payments due in 1998 and 2016. Cash distributions were made during the three months ended March 31, 1997 and 1996, totaling approximately $865,000. Approximately $848,000 was paid to the limited partners and approximately $17,000 was distributed to the general partners. Future cash distributions will depend on the level of cash generated from operations, property sales and the availability of cash reserves.

The Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

On February 15, 1996, Devon Associates, a New York general partnership, commenced a tender offer (the "offer") for up to 21,000 of the outstanding Units at a purchase price of $750.00 per Unit. Devon Associates acquired 17,287 units with respect to this offer.


                             PART II - OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibit 27:

     Financial Data Schedule, is filed as an exhibit to this report.

b)   Reports on Form 8-K:

     None were held during the quarter ended March 31, 1997.

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


                                     Date:  May 14, 1997