Form 10-Q
period 1997-06-30
GROWTH HOTEL INVESTORS II
filed 1997-09-09
CIK 791346

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


                 For the quarterly period ended June 30, 1997


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period.........to.........


                        Commission file number 0-16491



                          GROWTH HOTEL INVESTORS II
            (Exact name of registrant as specified in its charter)


         California                                      94-2997382
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


    One Insignia Financial Plaza
     Greenville, South Carolina                             29602
(Address of principal executive offices)                  (Zip Code)


                    (Issuer's phone number) (864) 239-1000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X  .  No      .

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



  a)                          GROWTH HOTEL INVESTORS II

                             CONSOLIDATED BALANCE SHEETS
                           (in thousands, except unit data)



                                                      June 30,   December 31,
                                                        1997         1996
                                                    (Unaudited)     (Note)
Assets
 Cash and cash equivalents                            $82,975     $  8,302
 Restricted cash                                           --          208
 Deferred costs                                            75        1,692
 Accounts receivable and other assets                     477        1,104
 Investment properties:
   Land                                                    --       15,725
   Buildings and related personal property              5,491      111,335
                                                        5,491      127,060
   Less accumulated depreciation                       (2,509)     (43,677)
                                                        2,982       83,383

Total Assets                                          $86,509     $ 94,689

Liabilities and Partners' Capital (Deficit)

 Accounts payable and other liabilities               $ 6,032     $  2,271
 Due to affiliate of the joint venture partner            281          827
 Accrued litigation settlement                          1,217           --
 Notes payable                                          2,524       49,215

 Minority interest in joint ventures                   (4,779)       2,374

Partners' Capital (Deficit):

 General partners'                                    $   598     $   (227)
 Limited partners' (58,982 units outstanding)          80,636       40,229
                                                       81,234       40,002

 Total liabilities and partners' capital              $86,509     $ 94,689

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See Notes to Consolidated Financial Statements

b)                          GROWTH HOTEL INVESTORS II

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)


                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      1997       1996        1997      1996
Revenues:
 Hotel operations                  $ 12,930    $ 13,792   $ 24,482  $ 25,508
 Interest income                        154          77        243       149
 Gain on sale of investment
   properties                        58,100          --     58,100        --
   Total revenues                    71,184      13,869     82,825    25,657

Expenses:
 Hotel operations                     8,319       8,637     16,061    15,934
 Mortgage interest                    1,123       1,213      2,319     2,409
 Depreciation                         1,588       1,468      3,051     2,692
 General and administrative             389         507        608       812
 Litigation settlement                1,217          --      1,217        --
   Total expenses                    12,636      11,825     23,256    21,847

Income before minority interest
  in joint venture's operations
  and extraordinary loss on
  early extinguishment of debt       58,548       2,044     59,569     3,810
Minority interest in joint
  venture's operations              (16,078)       (522)   (16,500)     (802)
Income before extraordinary item     42,470       1,522     43,069     3,008
Extraordinary loss on early
  extinguishment of debt               (107)         --       (107)       --
Net income                         $ 42,363    $  1,522   $ 42,962  $  3,008

Net income allocated to
  general partners (2%)            $    847    $     30   $    859  $     60
Net income allocated to
  limited partners (98%)             41,516       1,492     42,103     2,948
Net income                         $ 42,363    $  1,522   $ 42,962  $  3,008

Per limited partnership unit:
  Income before extraordinary loss $ 705.63    $  25.30   $ 715.60  $  49.99
  Extraordinary loss                  (1.77)         --   $  (1.77)       --

Net income per limited
  partnership unit                 $ 703.86    $  25.30   $ 713.83  $  49.99

                 See Notes to Consolidated Financial Statements

c)                         GROWTH HOTEL INVESTORS II

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)
                                  (Unaudited)



                                  Limited    General     Limited
                                Partnership Partners'   Partners'     Total
                                   Units      Equity      Equity     Equity

Original capital contributions    58,982     $    --      $58,982    $58,982

Partners' (deficit) capital at
  December 31, 1996               58,982     $  (227)     $40,229    $40,002

Net income for the six
  months ended June 30, 1997          --         859       42,103     42,962

Distributions                         --         (34)      (1,696)    (1,730)

Partners' capital at
  June 30, 1997                   58,982     $   598      $80,636    $81,234

                     See Notes to Consolidated Financial Statements

d)                           GROWTH HOTEL INVESTORS II

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (Unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996
Cash flows from operating activities:
  Net income                                         $ 42,962    $  3,008
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                       3,152       2,866
    Minority interest in joint ventures' operations    16,500         802
    Gain on sale of investment properties             (58,100)         --
    Extraordinary loss on early extinguishment
      of debt                                             107          --
Change in accounts:
    Accounts receivable and other assets                  325        (772)
    Accounts payable, and other liabilities              (475)        426
    Accrued litigation settlement                       1,217          --

Net cash provided by operating activities               5,688       6,330

Cash flows from investing activities:
    Property and improvements and replacements         (3,347)     (2,853)
    Restricted cash decrease (increase)                   208        (238)
    Proceeds from sale of investment properties       140,588          --

Net cash provided by (used in) investing activities   137,449      (3,091)

Cash flows from financing activities:
    Notes payable principal payments                     (287)       (474)
    Distributions to joint venture partner            (19,416)     (1,460)
    Cash distribution to partners                      (1,730)     (1,730)
    Repayment of notes payable                        (46,404)         --
    Prepayment penalties                                  (81)         --
    Due (from) to affiliate                              (546)         19

Net cash used in financing activities                 (68,464)     (3,645)

Net increase (decrease) in cash and cash equivalents   74,673        (406)

Cash and cash equivalents at beginning of period        8,302       7,105

Cash and cash equivalents at end of period           $ 82,975    $  6,699

Supplemental information:
  Interest paid                                      $  2,324    $  2,630

Non-cash investing activity:
  Purchase of joint venture partners interest-Note D

                   See Notes to Consolidated Financial Statements
e)
                              GROWTH HOTEL INVESTORS II

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Growth Hotel Investors II (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Realty Management Corporation, (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Balances and other transactions with affiliates of the Managing General Partner in 1997 and 1996 are (in thousands):

                                                     For the Six Months Ended
                                                           June 30,
                                                        1997       1996

Reimbursement for services of affiliates (primarily
  included in general and administrative expenses)      $88        $155


In accordance with the partnership agreement, the general partner and affiliates received a partnership management fee in the amount of 10 percent of cash from operations available for distribution (as defined in the partnership agreement). Fees paid pursuant to this agreement for the six months ended June 30, 1997 and 1996 were approximately $192,000, and are included in general and administrative expenses.

In addition to the fees paid to the Managing General Partner and affiliates as set forth above, the Partnership has agreements with affiliates of its joint venture partners, which provide for the management and operations of the joint venture properties and services provided under each property's franchise agreement. Fees paid pursuant to these agreements are generally based on a percentage of gross revenues from operations of the property and for the six months ended June 30, 1997 and 1996 were approximately $2,846,000 and $3,074,000, respectively. In addition, affiliates of the joint venture partners received reimbursement of expenses during the six months ended June 30, 1997 and 1996 of approximately $485,000 and $431,000, respectively. These expenses are included in operating expenses.

NOTE C - DISTRIBUTIONS

The Partnership distributed approximately $28.75 per unit (approximately $1,696,000) to the holders of limited partnership units and approximately $34,000 to the general partners for each of the six month periods ended June 30, 1997 and 1996. A cash distribution of approximately $69,165,000 was made in July 1997 from sales proceeds and operations. Approximately $67,782,000 was distributed to the limited partners and approximately $1,383,000 was distributed to the general partners.

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

NOTE E - SALE OF PROPERTIES

On June 24, 1997, the Partnership, sold all of its investment properties, consisting of the Hampton Inn-Kansas City, Hampton Inn-Eden Prairie, Hampton Inn-Dublin, and Hampton Inn-Colorado Springs for a sales price of approximately $19,619,000. The Partnership has a controlling interest in three joint venture partnerships, GHI II Big River Associates, Hampton/GHI Associates No. 2 and Growth Hotel Investors Combined Fund No. 1. On June 24, 1997, GHI II Big River Associates sold its investment property, Hampton Inn-St. Louis for a purchase price of approximately $4,881,000. Additionally, Hampton/GHI Associates No. 2 sold its investment property, Hampton Inn-North Dallas for a sales price of $10,200,000. Finally, on June 24, 1997, Hampton/GHI Associates No. 1 (Hampton/GHI"), a joint venture in which Growth Hotel Investors Combined Fund No. 1 owns 80%, sold 17 of its 18 investment properties, consisting of the Hampton Inn-Memphis-I-40, Hampton Inn-Columbia West, Hampton Inn-Spartanburg, Hampton Inn-Little Rock, Hampton Inn - Amarillo, Hampton Inn - Greenville, Hampton Inn - Charleston, Hampton Inn-Memphis-Poplar, Hampton Inn-Greensboro, Hampton Inn-Birmingham, Hampton Inn-Atlanta, Hampton Inn-Chapel Hill, Hampton Inn-Dallas, Hampton Inn-Nashville, Hampton Inn-San Antonio, Hampton Inn-Madison Heights, Hampton Inn-Northlake for a purchase price of approximately $105,936,000. The investment properties were sold to an unrelated third party, Equity Inns Partnership, L.P., a Tennessee limited partnership. The properties were sold in accordance with the settlement of the class action lawsuit brought in connection with the tender offer made by Devon Associates (discussed in Item 3 of the Partnership's Annual Report on Form 10-K for the period ending December 31, 1996.) The Partnership's last hotel property, the Hampton Inn-Mountain Brook, was sold on August 1, 1997 for a sales price of approximately $8,651,000.

The aggregate purchase price for all 23 properties was approximately $143,273,000. The Partnership received net proceeds, after satisfaction of outstanding indebtedness and closing costs, from the sale of its investment properties of approximately $25,489,000. In addition, the Partnership received approximately $44,545,000 from its unconsolidated joint venture in distributions from the sale of its properties. The Partnership made a distribution of $67,782,000 ($1,149.19 per unit) to its limited partners and approximately $1,383,000 to the General Partners from these net proceeds in July 1997. It is anticipated that the Partnership will be dissolved during the second half of 1997 and the remaining proceeds, after establishment of sufficient reserves, will be distributed to the partners.

The Partnership recognized a gain of approximately $58,100,000 due to the sale of its investment properties and the properties in which the Partnership had a controlling interest. Approximately $15,474,000 of the gain from the sale of the properties in Growth Hotel Investors Combined Fund No. 1 was allocated to the Partnership's joint venture partner, Growth Hotel Investors.

Pursuant to the terms of the settlement agreement with respect to the class actions brought by limited partners of the Partnership and Growth Hotel Investors ("GHI"), an affiliated partnership, against, among others, the Partnership, GHI and their general partners, the Partnership and GHI were required to pay the plaintiff's attorneys' fees associated with such actions.
As a result, an aggregate of $1,800,000 ($1,217,000 of which is allocable to the Partnership) was paid in the third quarter of 1997 to the plaintiff's attorneys for fees and expense reimbursements.

In connection with the sale by Hampton/GHI of its properties, the Partnership's joint venture partner, Hampton Inns, Inc. ("Hampton"), was to be distributed a portion of the net sale proceeds. However, pursuant to the terms of the Hampton/GHI Joint Venture Agreement, the Partnership believes that Hampton is obligated to contribute to Hampton/GHI an amount equal to the deficit of its capital account, which amount is in excess of the amount to be distributed to Hampton. As a result, the Partnership has set aside as a reserve the amount which otherwise would have been distributed to Hampton pending the payment by Hampton of its deficit restoration obligation. The Partnership is hopeful that Hampton will make its deficit restoration obligation payment during 1997.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On June 24 and August 1, 1997, the Partnership sold all of its investment properties and joint venture properties (see "Note E - Sale of Properties" for information related to the sale).

In July, a cash distribution of approximately $69,165,000 was made from sales proceeds and operations. Approximately $67,782,000 was distributed to the limited partners and approximately $1,383,000 was distributed to the general partners. It is anticipated that the Partnership will be dissolved during the second half of 1997 and the remaining proceeds, after establishment of sufficient reserves, will be distributed to the partners.

The Partnership's net income for the three and six month periods ended June 30, 1997, was approximately $42,363,000 and $42,962,000, respectively, compared to net income of approximately $1,522,000 and $3,008,000, respectively, for the same periods of 1996. The increase in net income is attributable to the gain on sale of approximately $58,100,000 due to the sale of all of the Partnership's investment properties and all of the investment properties in which the Partnership had a controlling interest with the exception of Hampton Inn-Mountain Brook. (See "Note E- Sale of Properties" for more information relating to these sales.) In addition, general and administrative expenses decreased and interest income increased. The decrease in general and administrative expenses is due to a decrease in expense reimbursements in 1997. Increased expense reimbursements in 1996 were attributable to the combined transition efforts of the administrative offices during the year-end close, including preparation of the 1995 10-K and tax return (including the limited partner K-1s), filing of the first two quarterly reports, and transition of asset management responsibilities to the new administration. The increase in interest income is related to an increase in interest-bearing reserves. Offsetting the above increases to net income are an increase in income allocated to the minority interest in joint venture operations and increases in litigation settlement expense, depreciation expense, and the extraordinary loss on early extinguishment of debt expenses. The increase in income allocated to the minority interest in joint venture operations is due to the allocation of income to the Partnership's joint venture partner in the GHI Combined Fund. The increase in income of the GHI Combined Fund is attributable to the gain on sale of seventeen of the Combined Fund's eighteen properties. The litigation settlement expense in 1997 relates to amounts due in connection with the legal settlement as discussed in "Note E-Sale of Properties." The increase in depreciation expense is due to the purchase of assets in 1996 and 1997 related to renovations at the Partnership's properties. The extraordinary loss on early extinguishment of debt in 1997 is due to prepayment penalties and the write off of unamortized loan costs in connection with the sale of the Partnership's investment properties.

At June 30, 1997, the Partnership had unrestricted cash of approximately $82,975,000 as compared to approximately $6,699,000 at June 30, 1996. The net cash provided by operations decreased primarily due to the decrease in income from operations. The change from net cash used in investing activities to net cash provided by investing activities is due to the receipt of approximately $140,588,000 in net proceeds from the sale of investment properties sold during the second quarter of 1997. Net cash used in financing activities increased due to the payoff of all the mortgages encumbering the Partnership's investment properties with the exception of Hampton Inn-Mountain Brook, and due to increased distributions to the joint venture partner in 1997.

In connection with the sale by Hampton/GHI of its properties, the Partnership's joint venture partner, Hampton Inns, Inc. ("Hampton"), was to be distributed a portion of the net sale proceeds. However, pursuant to the terms of the Hampton/GHI Joint Venture Agreement, the Partnership believes that Hampton is obligated to contribute to Hampton/GHI an amount equal to the deficit of its capital account, which amount is in excess of the amount to be distributed to Hampton. As a result, the Partnership has set aside as a reserve the amount which otherwise would have been distributed to Hampton pending the payment by Hampton of its deficit restoration obligation. The Partnership is hopeful that Hampton will make its deficit restoration obligation payment during 1997.

Cash distributions were made during the six months ended June 30, 1997 and 1996, totaling approximately $1,730,000. Approximately $1,696,000 was distributed to the limited partners and approximately $34,000 was distributed to the general partners.


                             PART II - OTHER INFORMATION


ITEM 1.  LEGAL

Pursuant to the terms of the settlement agreement with respect to the class actions brought by limited partners of the Partnership and Growth Hotel Investors ("GHI"), an affiliated partnership, against, among others, the Partnership, GHI and their general partners, the Partnership and GHI were required to pay the plaintiff's attorneys' fees associated with such actions.
As a result, an aggregate of $1,800,000 ($1,217,000 of which is allocable to the Partnership) was paid in the third quarter of 1997 to the plaintiff's attorneys for fees and expense reimbursements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a) Exhibit 27,

       Financial Data Schedule, is filed as an exhibit to this report.

    b) Reports on Form 8-K filed in the second quarter ended June 30, 1997:

       Current report on Form 8-K dated June 24, 1997, as filed with the Securities and Exchange Commission on July 9, 1997.

       Current report on Form 8-K/A dated June 24, 1997, as filed with the Securities and Exchange Commission on August 15, 1997.

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


                                Date:  September 9, 1997