Form 10-Q
period 1997-09-30
GROWTH HOTEL INVESTORS II
filed 1997-11-13
CIK 791346

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


              For the quarterly period ended September 30, 1997


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

                            PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS



  a)                          GROWTH HOTEL INVESTORS II

                             CONSOLIDATED BALANCE SHEETS
                           (in thousands, except unit data)

                                                       September 30, December 31,
                                                           1997          1996
                                                        (Unaudited)     (Note)
Assets
 Cash and cash equivalents                               $16,015      $  8,302
 Restricted cash                                              --           208
 Deferred costs                                               --         1,692
 Accounts receivable and other assets                        128         1,104
 Investment properties:
   Land                                                       --        15,725
   Buildings and related personal property                    --       111,335
                                                              --       127,060
   Less accumulated depreciation                              --       (43,677)
                                                              --        83,383

Total Assets                                             $16,143      $ 94,689

Liabilities and Partners' Capital (Deficit)

 Accounts payable and other liabilities                  $ 7,340      $  2,271
 Due (from) to affiliate of the joint venture partner        (38)          827
 Notes payable                                                --        49,215

 Minority interest in joint ventures                      (6,421)        2,374

Partners' Capital (Deficit):

 General partners'                                       $  (721)     $   (227)
 Limited partners' (58,982 units outstanding)             15,983        40,229
                                                          15,262        40,002

 Total liabilities and partners' capital                 $16,143      $ 94,689

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

                 See Notes to Consolidated Financial Statements

b)                         GROWTH HOTEL INVESTORS II

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                       1997        1996      1997        1996
Revenues:
 Hotel operations                    $    202   $ 14,523  $ 24,684    $ 40,031
 Interest income                          331         82       574         231
 Gain on sale of investment
   properties                           5,589         --    63,689          --
   Total revenues                       6,122     14,605    88,947      40,262

Expenses:
 Hotel operations                         806      8,617    16,867      24,551
 Mortgage interest                         36      1,199     2,355       3,608
 Depreciation                              43      1,378     3,094       4,070
 General and administrative               559        426     1,167       1,238
 Litigation settlement                     --         --     1,217          --
   Total expenses                       1,444     11,620    24,700      33,467

Income before minority interest
  in joint venture's operations
  and extraordinary loss on
  early extinguishment of debt          4,678      2,985    64,247       6,795
Minority interest in joint
  venture's operations                 (1,485)      (769)  (17,985)     (1,571)
Income before extraordinary item        3,193      2,216    46,262       5,224
Extraordinary loss on early
  extinguishment of debt                   --         --      (107)         --
Net income                           $  3,193   $  2,216  $ 46,155    $  5,224

Net income allocated to
  general partners (2%)              $     64   $     44  $    923    $    104
Net income allocated to
  limited partners (98%)                3,129      2,172    45,232       5,120
Net income                           $  3,193   $  2,216  $ 46,155    $  5,224

Per limited partnership unit:
  Income before extraordinary loss   $  53.05   $  36.82  $ 768.65    $  86.80
  Extraordinary loss                       --         --  $  (1.77)         --

Net income per limited
  partnership unit                   $  53.05   $  36.82  $ 766.88    $  86.80

                 See Notes to Consolidated Financial Statements


c)                          GROWTH HOTEL INVESTORS II

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)
                                  (Unaudited)



                                   Limited    General     Limited
                                 Partnership Partners'   Partners'      Total
                                    Units      Equity      Equity      Equity

Original capital contributions     58,982     $    --     $ 58,982    $ 58,982

Partners' (deficit) capital at
  December 31, 1996                58,982     $  (227)    $ 40,229    $ 40,002

Net income for the nine months
  ended September 30, 1997             --         923       45,232      46,155

Distributions                          --      (1,417)     (69,478)    (70,895)

Partners' (deficit) capital at
  September 30, 1997               58,982     $  (721)    $ 15,983    $ 15,262

                     See Notes to Consolidated Financial Statements

d)                           GROWTH HOTEL INVESTORS II

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (Unaudited)


                                                             Nine Months Ended
                                                               September 30,
                                                             1997         1996
Cash flows from operating activities:
  Net income                                            $  46,155      $  5,224
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                           3,195         4,324
    Minority interest in joint ventures' operations        17,984         1,571
    Gain on sale of investment properties                 (63,689)           --
    Extraordinary loss on early extinguishment
      of debt                                                 107            --
  Change in accounts:
    Accounts receivable and other assets                      679          (904)
    Accounts payable, and other liabilities                  (513)          533

Net cash provided by operating activities                   3,918        10,748

Cash flows from investing activities:
    Property and improvements and replacements             (3,350)       (3,482)
    Restricted cash increase                                  208           573
    Proceeds from sale of investment properties           149,190            --

Net cash provided by (used in) investing activities       146,048        (2,909)

Cash flows from financing activities:
    Notes payable principal payments                         (287)         (649)
    Distributions to joint venture partner                (21,197)       (2,170)
    Cash distribution to partners                         (70,895)       (2,596)
    Repayment of notes payable                            (48,928)           --
    Prepayment penalties                                      (81)           --
    Due (from) to affiliate                                  (865)          (79)

Net cash used in financing activities                    (142,253)       (5,494)

Net increase in cash and cash equivalents                   7,713         2,345

Cash and cash equivalents at beginning of period            8,302         7,105

Cash and cash equivalents at end of period              $  16,015      $  9,450

Supplemental information:
  Interest paid                                         $   2,376      $  3,782

Non-cash investing activity:
  Purchase of joint venture partners interest-Note D

                   See Notes to Consolidated Financial Statements

e)                            GROWTH HOTEL INVESTORS II

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Growth Hotel Investors II (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Realty Management Corporation, (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Balances and other transactions with affiliates of the Managing General Partner in 1997 and 1996 are (in thousands):


                                                   For the Nine Months Ended
                                                          September 30,
                                                        1997       1996

Reimbursement for services of affiliates (included
  in general and administrative expenses)               $132       $198


In accordance with the partnership agreement, the general partner and affiliates received a partnership management fee in the amount of 10 percent of cash from operations available for distribution (as defined in the partnership agreement). Fees paid pursuant to this agreement for the nine months ended September 30, 1997 and 1996 were approximately $224,000 and $288,000, respectively, and are included in general and administrative expenses.

In addition to the fees paid to the Managing General Partner and affiliates as set forth above, the Partnership has agreements with affiliates of its joint venture partners, which provide for the management and operations of the joint venture properties and services provided under each property's franchise agreement. Fees paid pursuant to these agreements are generally based on a percentage of gross revenues from operations of the property and for the nine months ended September 30, 1997 and 1996 were approximately $2,846,000 and $4,838,000, respectively. In addition, affiliates of the joint venture partners received reimbursement of expenses during the nine monthsended September 30, 1997 and 1996 of approximately $485,000 and $658,000, respectively. These expenses are included in operating expenses.

NOTE C - DISTRIBUTIONS

The Partnership distributed approximately $1,177.95 per unit (approximately $69,478,000) to the holders of limited partnership units and approximately $1,417,000 to the general partners for the nine month period ended September 30, 1997. The Partnership distributed approximately $43.13 per unit (approximately $2,544,000) to the holders of limited partnership units and approximately $52,000 to the general partners for the nine month period ended September 30, 1996.

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

NOTE E - SALE OF PROPERTIES

On June 24, 1997, the Partnership, sold all of its investment properties, consisting of the Hampton Inn-Kansas City, Hampton Inn-Eden Prairie, Hampton Inn-Dublin, and Hampton Inn-Colorado Springs for a sales price of approximately $19,619,000. The Partnership has a controlling interest in three joint venture partnerships, GHI II Big River Associates, Hampton/GHI Associates No. 2 and Growth Hotel Investors Combined Fund No. 1. On June 24, 1997, GHI II Big River Associates sold its investment property, Hampton Inn-St. Louis for a purchase price of approximately $4,881,000. Additionally, Hampton/GHI Associates No. 2 sold its investment property, Hampton Inn-North Dallas for a sales price of $10,200,000. Finally, on June 24, 1997, Hampton/GHI Associates No. 1 ("Hampton/GHI"), a joint venture in which Growth Hotel Investors Combined Fund No. 1 owns 80%, sold 17 of its 18 investment properties, consisting of the Hampton Inn-Memphis-I-40, Hampton Inn-Columbia West, Hampton Inn-Spartanburg, Hampton Inn-Little Rock, Hampton Inn-Amarillo, Hampton Inn-Greenville, Hampton Inn-Charleston, Hampton Inn-Memphis-Poplar, Hampton Inn-Greensboro, Hampton Inn-Birmingham, Hampton Inn-Atlanta, Hampton Inn-Chapel Hill, Hampton Inn-Dallas, Hampton Inn-Nashville, Hampton Inn-San Antonio, Hampton Inn-Madison Heights, and Hampton Inn-Northlake for a purchase price of approximately $105,936,000. The investment properties were sold to an unrelated third party, Equity Inns Partnership, L.P., a Tennessee limited partnership. The properties were sold in accordance with the settlement of the class action lawsuit brought in connection with the tender offer made by Devon Associates (discussed in Item 3 of the Partnership's Annual Report on Form 10-K for the period ending December 31, 1996.) The Partnership's last hotel property, the Hampton Inn-Mountain Brook, was sold on August 1, 1997 for a sales price of approximately $8,651,000.

The aggregate purchase price for all 24 properties was approximately $151,924,000. The Partnership received net proceeds, after satisfaction of outstanding indebtedness and closing costs, from the sale of its investment properties of approximately $25,918,000. In addition, the Partnership received approximately $48,376,000 from its consolidated joint venture in distributions from the sale of its properties and from operations. The Partnership made a distribution of $67,782,000 ($1,149.19 per unit) to its limited partners and approximately $1,383,000 to the General Partners from these net proceeds in July 1997. It is anticipated that the Partnership will be dissolved during the fourth quarter of 1997 and the remaining proceeds, after establishment of sufficient reserves, will be distributed to the partners.

The Partnership recognized a gain of approximately $63,689,000 due to the sale of its investment properties and the properties in which the Partnership had a controlling interest. Approximately $17,238,000 of the gain from the sale of the properties in Growth Hotel Investors Combined Fund No. 1 was allocated to the Partnership's joint venture partner, Growth Hotel Investors.

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

In connection with the sale by Hampton/GHI of its properties, the Partnership's joint venture partner, Hampton Inns, Inc. ("Hampton"), was to be distributed a portion of the net sale proceeds. However, pursuant to the terms of the Hampton/GHI Joint Venture Agreement, Hampton is obligated to contribute to Hampton/GHI an amount equal to the deficit of its capital account, which amount is in excess of the amount to be distributed to Hampton. As a result, the Partnership set aside as a reserve the amount which otherwise would have been distributed to Hampton. The joint ventures received such payment from Hampton for its deficit restoration obligation on November 5, 1997 in the amount of approximately $9,164,000.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On June 24 and August 1, 1997, the Partnership sold all of its investment properties and joint venture properties (see "Note E - Sale of Properties" for information related to the sale).

In July, a cash distribution of approximately $69,165,000 was made from sales proceeds and operations. Approximately $67,782,000 was distributed to the limited partners and approximately $1,383,000 was distributed to the general partners. It is anticipated that the Partnership will be dissolved during the fourth quarter of 1997 and the remaining proceeds, after establishment of sufficient reserves, will be distributed to the partners. In this regard, it should be noted that in connection with the sale by Hampton/GHI of its properties, the Partnership's joint venture partner, Hampton Inns, Inc. ("Hampton"), was to be distributed a portion of the net sale proceeds. However, pursuant to the terms of the Hampton/GHI Joint Venture Agreement, Hampton is obligated to contribute to Hampton/GHI an amount equal to the deficit of its capital account, which amount is in excess of the amount to be distributed to Hampton. As a result, the Partnership set aside as a reserve the amount which otherwise would have been distributed to Hampton. The joint venture received such payment from Hampton for its deficit restoration obligation on November 5, 1997 in the amount of approximately $9,164,000. It is expected that this amount, after establishment of reserves, will be distributed by the Partnership prior to year end, at which time the Partnership will be dissolved.

The Partnership's net income for the three and nine month periods ended September 30, 1997, was approximately $3,193,000 and $46,155,000, respectively, compared to net income of approximately $2,216,000 and $5,224,000, respectively, for the same periods of 1996. The increase in net income is attributable to the gain on sale of approximately $63,689,000 due to the sale of all of the Partnership's investment properties and all of the investment properties in which the Partnership had a controlling interest. (See "Note E- Sale of Properties" for more information relating to these sales.) In addition, hotel operations expense and depreciation expense decreased due to the sale of the Partnership's investment properties. Net income also increased due to a decrease in interest expense and an increase in interest income. The decrease in interest expense is due to the payoff of all the mortgages encumbering the Partnership's investment properties. The increase in interest income is related to an increase in interest-bearing reserves. Offsetting the above increases to net income are an increase in income allocated to the minority interest in joint venture operations, a decrease in hotel operations revenue, and increases in litigation settlement expense and the extraordinary loss on early extinguishment of debt expenses. The increase in income allocated to the minority interest in joint venture operations is due to the allocation of income to the Partnership's joint venture partner in the GHI Combined Fund. The increase in income of the GHI Combined Fund is attributable to the gain on sale of the Combined Fund's eighteen properties. The decrease in hotel operations revenue is due to the sale of the Partnership's investment properties. The litigation settlement expense in 1997 relates to amounts paid in connection with the legal settlement as discussed in "Note E- Sale of Properties." The extraordinary loss on early extinguishment of debt in 1997 is due to prepayment penalties and the write off of unamortized loan costs in connection with the sale of the Partnership's investment properties.

At September 30, 1997, the Partnership had unrestricted cash of approximately $16,015,000 as compared to approximately $9,450,000 at September 30, 1996. The net cash provided by operations decreased primarily due to the decrease in net income due to the sale of the Partnership's investment properties. The change from net cash used in investing activities to net cash provided by investing activities is due to the receipt of approximately $149,190,000 in net proceeds from the sale of investment properties sold during the nine months ended September 30, 1997. Net cash used in financing activities increased due to increased distributions to the partners and the joint venture partner in 1997 and due to the payoff of all the mortgages encumbering the Partnership's investment properties.

The Partnership distributed approximately $1,177.95 per unit (approximately $69,478,000) to the holders of limited partnership units and approximately $1,417,000 to the general partners for the nine month period ended September 30, 1997. The Partnership distributed approximately $43.13 per unit (approximately $2,544,000) to the holders of limited partnership units and approximately $52,000 to the general partners for the nine month period ended September 30, 1996.


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

    b)   Reports on Form 8-K:

         None were filed during the quarter ended September 30, 1997.

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


                                Date:  November 13, 1997