Form 10-K
period 1997-12-31
GROWTH HOTEL INVESTORS II
filed 1998-05-12
CIK 791346

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

                For the fiscal year ended December 31, 1997, or

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


                                 (864) 239-1000
               Registrant's telephone number, including area code

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

                           GROWTH HOTEL INVESTORS II,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                     PART I

ITEM 1.   BUSINESS:

Growth Hotel Investors II, a California Limited Partnership (the "Registrant" or the "Partnership"), was organized in 1984 under the California Uniform Limited Partnership Act. The managing general partner of the Registrant is Montgomery Realty Company-85 ("MRC-85" or the "Managing General Partner"), a California general partnership of which NPI Realty Management Corp. ("NPI Realty"), a Florida corporation, is the managing general partner, and Fox Realty Investors ("FRI"), a California general partnership, is the co-general partner. The associate general partner of the Registrant is GHI Associates, a California limited partnership, of which FRI is the general partner and Prudential-Bache Properties, Inc. is the limited partner. NPI Equity Investments II, Inc. ("NPI Equity") a Florida Corporation, is the managing general partner of FRI. On November 15, 1995, Montgomery Realty Corporation, a California corporation, withdrew as a general partner of MRC-85 and NPI Realty was admitted as a general partner. In February 1996, NPI Realty became the managing general partner of MRC-85. Prior to February 1996, FRI was the managing general partner of MRC-85.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of NPI Equity and National Property Investors, Inc. ("NPI"), the sole shareholder of NPI Equity until December 31, 1996, at which time the stock of NPI Equity and NPI Realty was acquired by Insignia Properties Trust. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI, NPI Equity and NPI Realty. See "Item 9. Directors, Executive officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

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

The principal business of the Registrant was to acquire primarily through joint ventures, hold for investment, and ultimately sell hotels. The Registrant is a "closed" limited partnership real estate syndicate of the unspecified asset type.

Beginning in October 1986, the Registrant offered $75,000,000 in Limited Partnership Assignee Units ("Units" or "Limited Partnership Assignee Units"). The offering closed in October 1987 with a total funding of $58,982,000. The net proceeds of this offering were used to purchase primarily through joint ventures, twenty-four hotels, including eighteen acquired through a joint venture, Growth Hotel Investors Combined Fund No. 1, a California Limited Partnership ("Combined Fund"), with Growth Hotel Investors, a California Limited Partnership ("GHI") affiliated with the Registrant's managing general partner, and one wholly owned property. The acquisition activities of the Registrant were completed on December 29, 1989. The Registrant's original property portfolio was geographically diversified, with hotels acquired located in twelve states. In October 1989, GHI - Eden Prairie Associates, a 70 percent owned joint venture which owned the Hampton Inn - Eden Prairie, was dissolved and the Registrant assumed the joint venture partner's interest in the property. In 1995, the Registrant acquired its joint venture partner's interest in the joint ventures which owned each of Hampton Inn-Kansas City and Hampton Inn-Dublin. In addition, the Registrant acquired all of the economic rights of its joint venture partner in the joint venture which owns the Hampton Inn-St. Louis.

As required by the settlement of the class action brought in connection with the tender offer made by Devon Associates discussed below, the Registrant and Growth Hotel Investors ("GHI"), the Registrant's joint venture partner in the Combined Fund properties, marketed all of their properties for sale. In this regard, the Registrant and GHI retained Bear, Stearns & Co Inc. to assist in the marketing of such properties. As described in "Item 2. Properties", the Registrant sold all of its assets during 1997. As a result, it is anticipated that a final distribution will be made to the Registrant's partners during 1998 and that the Registrant will be dissolved.

The Registrant was involved in only one industry segment, as described above. The Registrant does not engage in any foreign operations or derive revenues from foreign sources.

On December 7, 1995, the Registrant acquired, effective for the 1996 calendar year, all of the economic rights of its joint venture partner in GHI II Big River Associates, a California partnership, the joint venture which owns the Hampton Inn - St. Louis, for $375,000. In addition, the Registrant was granted an option to acquire for $10.00 all of its joint venture partner's ownership interest in the joint venture at such time as the joint venture partner is no longer a guarantor or otherwise liable for the loan secured by the Hampton Inn - St. Louis.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership. It is anticipated, however, that the Partnership will be liquidated prior to the consummation of the AIMCO transaction. In any event, it is not anticipated that this transaction will have a material effect on the Partnership.

On February 15, 1996, Devon Associates, a New York general partnership, commenced a tender offer (the "Offer") for up to 21,000 of the outstanding Units at a purchase price of $750.00 per Unit. Due to the participation in the tender offer by affiliates of NPI Realty, and the Managing General Partner's related, existing and potential conflicts of interest, the Partnership, in its Schedule 14D-9 filed with Securities and Exchange Commission and sent to limited partners, expressed no opinion and made no recommendation as to whether limited partners should tender their Units pursuant to the Offer. The expiration of the tender offers described above was midnight, New York time, on March 25, 1996. See Items 2-4 of the Schedule 14D-9 of the Partnership, as filed with the Commission on February 29, 1996, as amended by "Amendment No. 1" thereto, as filed with the Commission on March 7, 1996, and as further amended by "Amendment No. 2" thereto, as filed with the Commission on March 14, 1996 (collectively, the "Schedule 14D-9"), for additional information with respect to the Offer and the current and potential conflicts of interest of MRC-85, which Items 2-4 are incorporated herein by reference. Devon Associates acquired 17,302 units with respect to this offer.

ITEM 2.  DESCRIPTION OF PROPERTIES

As of December 31, 1997, the Partnership adopted the liquidation basis of accounting as a result of the sale of all of its investment properties as discussed below.

On June 24, 1997, the Partnership, sold all of its investment properties, consisting of the Hampton Inn-Kansas City, Hampton Inn-Eden Prairie, Hampton Inn-Dublin, and Hampton Inn-Colorado Springs for a sales price of approximately $20,162,000. The Partnership has a controlling interest in three joint venture partnerships, GHI II Big River Associates, Hampton/GHI Associates No. 2 and Growth Hotel Investors Combined Fund No. 1. On June 24, 1997, GHI II Big River Associates sold its investment property, Hampton Inn-St. Louis for a purchase price of approximately $5,057,000. Additionally, Hampton/GHI Associates No. 2 sold its investment property, Hampton Inn-North Dallas for a sales price of $10,371,000. Finally, on June 24, 1997, Hampton/GHI Associates No. 1 ("Hampton/GHI"), a joint venture in which Growth Hotel Investors Combined Fund No. 1 owns 80%, sold 17 of its 18 investment properties, consisting of the Hampton Inn-Memphis-I-40, Hampton Inn-Columbia West, Hampton Inn-Spartanburg, Hampton Inn-Little Rock, Hampton Inn-Amarillo, Hampton Inn-Greenville, Hampton Inn-Charleston, Hampton Inn-Memphis-Poplar, Hampton Inn-Greensboro, Hampton Inn-Birmingham, Hampton Inn-Atlanta, Hampton Inn-Chapel Hill, Hampton Inn-Dallas, Hampton Inn-Nashville, Hampton Inn-San Antonio, Hampton Inn-Madison Heights, and Hampton Inn-Northlake for a purchase price of approximately $107,576,000. The investment properties were sold to an unrelated third party, Equity Inns Partnership, L.P., a Tennessee limited partnership. The properties were sold in accordance with the settlement of the class action lawsuit brought in connection with the tender offer made by Devon Associates. The Partnership's last hotel property, the Hampton Inn-Mountain Brook, was sold on August 1, 1997 for a sales price of approximately $8,758,000.

The aggregate purchase price for all 24 properties was approximately $151,924,000. The Partnership received net proceeds, after satisfaction of outstanding indebtedness and closing costs, from the sale of its investment properties of approximately $19,771,000. In addition, the Partnership received approximately $59,658,000 from its consolidated joint ventures in distributions from the sale of its properties and from operations. The Partnership made distributions of $68,464,000 ($1,160.76 per unit) to its limited partners and approximately $1,688,000 to the General Partners from these net proceeds in 1997. Included in the distributions paid to the General Partners is approximately $291,000 of accrued distributions of subordinated sales incentives. It is anticipated that the Partnership will be dissolved during 1998 and the remaining cash and any funds from operations will be distributed to the partners at that time.

The Partnership recognized a gain of approximately $67,008,000 due to the sale of its investment properties and the properties in which the Partnership had a controlling interest. Approximately $18,422,000 of the gain from the sale of the properties in Growth Hotel Investors Combined Fund No. 1 was allocated to the Partnership's joint venture partner, Growth Hotel Investors.

In connection with the sale by Hampton/GHI Associates No. 1 and No. 2 ("Hampton/GHI's") of their properties, the Partnership's joint venture partner, Hampton Inns, Inc. ("Hampton"), was to be distributed a portion of the net sale proceeds. However, pursuant to the terms of the Hampton/GHI's Joint Venture Agreements, Hampton was obligated to contribute to Hampton/GHI's an amount equal to the deficit of its tax capital accounts, which amount was in excess of the amount to be distributed to Hampton. As a result, the Partnership set aside as a reserve the amount which otherwise would have been distributed to Hampton.
The joint ventures received such payment from Hampton for its deficit restoration obligation on November 5, 1997 in the amount of approximately $9,163,000.

ITEM 3.   LEGAL PROCEEDINGS:

The Partnership is unaware of any pending or outstanding litigation that is not routine in nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

During the second quarter of 1997 a proxy statement detailing the particulars of the sales transactions noted in "Item 2. Description of Properties" was submitted to a vote of unit holders and approved.


                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

The Limited Partnership Assignee Unit holders are entitled to certain distributions as provided in the Partnership Agreement. No established trading market for Limited Partnership Assignee Units exists, nor is any expected to develop. As a result of the sale of all of its investment properties, the Partnership has adopted the liquidation basis of accounting, and expects to distribute all remaining funds and terminate the Partnership in 1998.

During the years ended December 31, 1997 and 1996, the Registrant has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:


        Distribution with                           Amount of Distribution
        Respect to Quarter Ended                          Per Unit   (*)

                                                       1997              1996
        March 31                                  $   14.38            $14.38
        June 30                                   $   14.38            $14.38
        September 30                              $1,149.19            $14.38
        December 31                               $  208.14            $14.38

(*) The amounts listed represent distributions of cash from operations and cash from sales. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for information relating to the Partnership's future distributions.)

As of December 31, 1997, there were 3,034 holders of record owning an aggregate of 58,982 Units.


ITEM 6.   SELECTED FINANCIAL DATA:

The following represents selected financial data for the Registrant for the years ended December 31, 1997, 1996, 1995, 1994 and 1993. The data should be read in conjunction with Item 8, "Consolidated Financial Statements." This data is not covered by the independent auditors' report.

                                                 For the Year Ended December 31,
                                         1997     1996       1995       1994       1993
                                               (in thousands except per unit data)
Total Revenues                        $ 92,449   $51,790    $50,541    $47,164   $ 43,458

Income Before Minority
  Interest in Joint Ventures'
  Operations and Extraordinary Item   $ 66,897   $ 7,092    $ 7,948    $ 6,348   $  3,270

Minority Interest In Joint Ventures'
  Operations                           (17,640)   (1,603)    (2,236)   (1,417)       (546)

Extraordinary Item - (Loss) Gain on
  Extinguishment Of Debt                  (107)       --         --         98         --

Net Income                            $ 49,150   $ 5,489    $ 5,712    $ 5,029   $  2,724

Net Income Per Limited
  Partnership Assignee Unit (1):

Income Before Extraordinary Item      $ 785.61   $ 91.19    $ 94.91    $ 81.92   $  45.25

Extraordinary Item - (Loss) Gain On
  Extinguishment of Debt                 (1.71)       --         --       1.63         --

Net Income                            $ 783.90   $ 91.19    $ 94.91    $ 83.55   $  45.25

Total Assets                          $  7,660   $94,689    $95,138    $99,974   $100,254

Notes Payable                         $     --   $49,215    $50,139    $56,885   $ 57,740

Cash Distributions Per Limited
  Partnership Assignee Unit (actual
  amount based on admission to
  partnership)                        $  1,386   $    58    $     58   $    58   $     51

(1) $1,000 original contribution per unit, based on weighted average limited partnership assignee units outstanding during the period, after allocation to the general partner.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS:

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity and Capital Resources

At December 31, 1997, the Partnership had cash and cash equivalents of approximately $4,228,000 as compared to approximately $8,302,000 at December 31, 1996. The net decrease in cash and cash equivalents for the year ended December
31, 1997 is $4,074,000. The net increase in cash and cash equivalents for the year ended December 31, 1996 is $1,197,000. The net cash provided by operations decreased primarily due to the decrease in net income due to the sale of the Partnership's investment properties. The change in net cash used in investing activities to net cash provided by investing activities is due to the receipt of approximately $149,190,000 in proceeds from the sale of investment properties sold during the year ended December 31, 1997. Net cash used in financing activities increased due to increased distributions to the partners and the joint venture partner in 1997 and due to the payoff of all the mortgages encumbering the Partnership's investment properties.

Cash distributions were made in every quarter of 1997. A cash distribution of approximately $865,000 from cash from operations was made in both February and May of 1997. Approximately $848,000 was paid to the limited partners and $17,000 was distributed to the general partners. A cash distribution of approximately $69,165,000 was made in July 1997 from sale proceeds and operations. Approximately $67,782,000 was distributed to the limited partners and $1,383,000 to the general partners. A cash distribution of approximately
$12,527,000 was made in December 1997 from cash from sale proceeds and operations. Approximately $12,276,000 was distributed to the limited partners and $251,000 was distributed to the general partners.

In this regard, it should be noted that in connection with the sale by Hampton/GHI Associates No. 1 and No. 2 ("Hampton/GHI's") of their properties, the Partnership's joint venture partner, Hampton Inns, Inc. ("Hampton"), was to be distributed a portion of the net sale proceeds. However, pursuant to the terms of the Hampton/GHI's Joint Venture Agreements, Hampton was obligated to contribute to Hampton/GHI's an amount equal to the deficit of its tax capital accounts, which amount was in excess of the amount to be distributed to Hampton.
As a result, the Partnership set aside as a reserve the amount which otherwise would have been distributed to Hampton. The joint venture received such payment from Hampton for its deficit restoration obligation on November 5, 1997 in the amount of approximately $9,163,000.

The classification of the funds received from Hampton is not clearly defined in the partnership agreement. If the funds are classified as funds from operations, the General Partners would be due a partnership management incentive on the distribution of these funds in the amount of approximately $1,063,000.
The general partners have agreed to take 50% of such fee or $532,000, which has been accrued at December 31, 1997. In addition, the general partners are entitled to a subordinated sales incentive of approximately $582,000. The general partners have agreed to take 50% of such fee or $291,000.

The Partnership holds a warranty reserve escrow account in the amount of approximately $3,432,000. This escrow must be held for the period of one year from the closing date of the sale of the investment properties. If the purchaser has not notified the Partnership of any amounts owed to it, the Partnership will distribute such funds to its partners. At March 30, 1998, no notification had been given from the purchaser that any amounts were due the purchaser under the agreement.

Results of Operations

1997 Compared to 1996

On June 24 and August 1, 1997, the Partnership sold all of its investment properties and joint venture properties (see "Item 8. Financial Statements Note
B - Sale of Properties" for information related to the sale). As a result of the sale of its investment properties and the decision to liquidate the Partnership, the Partnership changed its basis of accounting to the liquidation basis of accounting for its financial statements at December 31, 1997.
Consequently, assets have been valued at their estimated net realizable value
(including subsequent actual transactions described below) and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner's estimates as of the date of the financial statements.

The Partnership's net income for the year ended December 31, 1997 was approximately $49,150,000 compared to net income of approximately $5,489,000 for the year ended December 31, 1996. The increase in net income is attributable to the gain on sale of approximately $67,008,000 due to the sale of all of the Partnership's investment properties in which the Partnership had a controlling interest. (See Item 8. Financial Statements Note B - Sale of Properties" for more information relating to these sales.) As a result of the sale of the investment properties, hotel operations revenues, hotel operations expense and depreciation expense decreased. Interest income increased due to an increase in interest-bearing reserves. Offsetting the increases in net income is an increase in the minority interest in joint venture operations related to the minority interest partner's share of the gain on the sale of the investment properties owned by the joint venture. In addition, the Partnership recognized increases in general and administrative and litigation settlement expenses and the extraordinary loss on early extinguishment of debt. The increase in general and administrative expense is a result of fees owed to the general partners based upon the distributions paid during the year. The litigation settlement expense in 1997 relates to amounts paid in connection with the legal settlement as discussed in "Item 8. Financial Statements Note B - Sale of Properties." The extraordinary loss on early extinguishment of debt in 1997 is due to prepayment penalties and the write off of unamortized loan costs in connection with the sale of the Partnership's investment properties.

The statement of net assets in liquidation as of December 31, 1997, includes approximately $107,000 of costs, net of income, that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed during the third quarter of 1998. These costs include anticipated legal fees and administrative expenses, net of estimated interest income. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

1996 Compared to 1995

The Partnership's net income for the year ended December 31, 1996, was approximately $5,489,000 as compared to approximately $5,712,000 for the year ended December 31, 1995. The decrease in net income is attributable to a decrease in interest income and an increase in general and administrative expenses. The decrease in interest income is due to a decrease in restricted cash available for investments during the year. The increase in general and administrative expenses is due to an increase in legal fees, cost reimbursements and additional administrative costs associated with the potential sale of the Partnership properties and the liquidation of the Partnership. The increase in expense reimbursements for the year ended December 31, 1996, is directly attributable to the combined transition efforts of the Greenville, South
Carolina, and Atlanta, Georgia, administrative offices during the year end close, preparation of the 1995 10-K and tax return (including the limited partner K-1's), filing the first two quarterly reports and transition of asset management responsibilities to the new administration. Partially offsetting the decrease in income was a decrease in the minority interest to joint venture partners. This decrease is due to a decline of approximately $977,000 in net income of the Partnerships consolidated joint venture, Growth Hotel Investors
Combined Fund No. 1, caused by an increase in expenses of approximately
$2,148,000 which was partially offset by an increase in revenues of approximately $1,171,000. Expenses increased at all of these properties except for the Hampton Inn-Atlanta Roswell property, primarily due to higher maintenance expenses. The increased maintenance expenses are due to exterior painting projects at the Hampton Inn-Sycamore, Chapel Hill, Charleston,
Birmingham, Nashville and Memphis properties. The increase in revenues is due to higher average daily room rates at all eighteen of these properties, which was offset by decreases in occupancy at all of the Partnership's properties except
Hampton Inn-Colorado Springs, San Antonio-Northwest, and Madison Heights.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements of the Partnership expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

GROWTH HOTEL INVESTORS II
List of Financial Statements

    Independent Auditors' Report

    Statement of Net Assets in Liquidation - December 31, 1997

    Consolidated Balance Sheet - December 31, 1996

    Consolidated Statements of Operations - Years Ended December 31, 1997, 1996
       and 1995

    Consolidated Statements of Partners' Capital (Deficit)/Net Assets in
      Liquidation - Years Ended December 31, 1997, 1996 and 1995


    Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996
       and 1995

    Notes to Consolidated Financial Statements






To the Partners
Growth Hotel Investors II,
a California Limited Partnership
Greenville, South Carolina


                          Independent Auditors' Report



We have audited the accompanying consolidated statement of net assets in liquidation and the consolidated balance sheet of Growth Hotel Investors II, a California Limited Partnership, (the "Partnership") as of December 31, 1997 and
1996, respectively, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended
December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Growth
Hotel Investors II, a California Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                               /s/ Imowitz Koenig & Co., LLP


New York, N.Y.
March 30, 1998

                           GROWTH HOTEL INVESTORS II
                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                 (in thousands)
                               December 31, 1997



Assets
  Cash and cash equivalents                                $ 4,228
  Restricted escrow                                          3,432
                                                             7,660
Liabilities
  Accounts payable and state withholding taxes payable       1,351
  Accounts payable affiliates                                    9
  Distribution payable to General Partners                     291
  Fees due to General Partners                                 532
  Estimated costs during period of liquidation                 107
                                                             2,290
Net assets in liquidation                                  $ 5,370



                 See Notes to Consolidated Financial Statements

                           GROWTH HOTEL INVESTORS II

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                               December 31, 1996


Assets
 Cash and cash equivalents                                       $  8,302
 Restricted cash                                                      208
 Deferred costs                                                     1,692
 Accounts receivable and other assets                               1,104
 Investment properties:
   Land                                                            15,725
   Buildings and related personal property                        111,335
                                                                  127,060
 Less accumulated depreciation                                    (43,677)
                                                                   83,383

 Total assets                                                    $ 94,689

Liabilities and Partners' Capital (Deficit)

 Accounts payable and other liabilities                          $  2,271
 Due to affiliate of the joint venture partner                        827
 Notes payable                                                     49,215

 Minority interest in joint ventures                                2,374

Partners' Capital (Deficit):

   General partners'                                                 (227)
   Limited partners' (58,982 units outstanding)                    40,229
                                                                   40,002

 Total liabilities and partners' capital                         $ 94,689


                 See Notes to Consolidated Financial Statements

                           GROWTH HOTEL INVESTORS II

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                  Years Ended December 31,
                                                  1997       1996     1995
Revenues:
  Hotel operations                              $  24,680  $51,456   $50,046
  Interest income                                     761      334       495
  Gain on sale of investment properties            67,008       --        --
   Total revenues                                  92,449   51,790    50,541

Expenses
  Hotel operations                                 16,883   32,594    31,041
  Interest                                          2,355    4,983     5,461
  Depreciation                                      3,095    5,541     5,103
  General and administrative                        2,002    1,580       988
  Litigation settlement                             1,217       --        --
   Total expenses                                  25,552   44,698    42,593

Income before minority interest in joint
   ventures' operation and extraordinary item      66,897    7,092     7,948
Minority interest in joint
   ventures' operations                           (17,640)  (1,603)   (2,236)

Income before extraordinary item                   49,257    5,489     5,712
Extraordinary item:
  Loss on extinguishment of debt                     (107)      --        --
Net income                                      $  49,150  $ 5,489   $ 5,712

Net income allocated to general partners        $   2,914  $   110   $   114
Net income allocated to limited partners           46,236    5,379     5,598
                                                $  49,150  $ 5,489   $ 5,712

Net income per limited partnership unit:
  Income before extraordinary item              $  785.61  $ 91.19   $ 94.91
  Extraordinary item - loss on
    extinguishment of debt                          (1.71)      --        --

  Net income                                    $  783.90  $ 91.19   $ 94.91

Cash distributions per limited
   partnership unit                             $1,386.09  $ 57.53   $ 57.53


                 See Notes to Consolidated Financial Statements

                           GROWTH HOTEL INVESTORS II

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)/NET ASSETS IN LIQUIDATION
                        (in thousands, except unit data)




                                    Limited      General    Limited
                                  Partnership   Partners'  Partners'    Total
                                     Units      (Deficit)   Capital    Capital

Original capital contributions      58,982      $    --    $ 58,982   $ 58,982

Partners' capital (deficit) at
  December 31, 1994                 58,982      $  (313)   $ 36,038   $ 35,725

Net income for the year
  ended December 31, 1995               --          114       5,598      5,712

Distributions paid to partners          --          (69)     (3,393)    (3,462)

Partners' capital (deficit) at
  December 31, 1995                 58,982         (268)     38,243     37,975

Net income for the year
  ended December 31, 1996               --          110       5,379      5,489

Distributions paid to partners          --          (69)     (3,393)    (3,462)

Partners' capital (deficit) at
  December 31, 1996                 58,982         (227)     40,229     40,002

Net income for the year
  ended December 31, 1997               --        2,914      46,236     49,150

Distributions paid to partners          --       (1,959)    (81,754)   (83,713)

Partners capital (deficit) at
  December 31, 1997                 58,982      $   728    $  4,711      5,439

Adjustment to liquidation basis                                            (69)

Net assets in liquidation at
  December 31, 1997                                                   $  5,370


                 See Notes to Consolidated Financial Statements

                           GROWTH HOTEL INVESTORS II

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Years Ended December 31,
                                                            1997       1996        1995
Cash Flows From Operating Activities:
 Net income                                              $ 49,150    $  5,489    $  5,712
 Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                          3,195       5,857       5,463
     Minority interest in joint ventures' operations       17,640       1,603       2,236
     Deferred costs paid                                       --          --      (1,425)
     Gain on sale of investment properties                (67,008)         --          --
     Extraordinary loss on early extinguishment of debt       107          --          --
  Change in accounts:
       Accounts receivables and other assets                  825        (103)       (533)
       Accounts payable, state withholding taxes
        payable and other liabilities                        (551)        (24)        366
       Fees due to general partners                           532          --          --

Net cash provided by operating activities                   3,890      12,822      11,819

Cash Flows From Investing Activities
 Property improvements and replacements                     (3,350)    (4,677)     (4,264)
 Purchase of minority interest in joint ventures                --         --        (375)
 Deposits to restricted escrow                              (3,432)        --          --
 Proceeds from sale of investment properties               149,190         --          --
 Restricted cash decrease                                      208        694       1,339

Net cash provided by (used in) investing activities        142,616     (3,983)     (3,300)

Cash Flows From Financing Activities
 Notes payable principal payments                             (287)      (924)       (771)
 Repayment of notes payable                                (48,928)        --      (5,975)
 Joint venture partners deficit restoration                  9,163         --          --
 Joint venture partner distributions                       (26,207)    (3,256)     (2,982)
 Prepayment penalties                                          (81)        --          --
 Due from affiliate                                           (818)        --          --
 Cash distributions to partners                            (83,422)    (3,462)     (3,462)

Net cash used in financing activities                     (150,580)    (7,642)    (13,190)

(Decrease) Increase in Cash and Cash Equivalents            (4,074)     1,197      (4,671)

Cash and Cash Equivalents at Beginning of Year               8,302      7,105      11,776

Cash and Cash Equivalents at End of Year                 $   4,228   $  8,302    $  7,105

Supplemental disclosure of cash flow information:
      Cash paid for interest                             $   2,376   $  4,957    $  4,996

Supplemental disclosure of non-cash financing
 activities:
Distribution payable                                     $     291   $     --    $    --

                 See Notes to Consolidated Financial Statements

                           GROWTH HOTEL INVESTORS II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:

Growth Hotel Investors II (the "Partnership" or the "Registrant") is a limited partnership organized in 1984 under the laws of the State of California to invest in, acquire, manage and ultimately sell limited service hotels which are franchised by Hampton Inns, Inc. ("Hampton"), a wholly owned subsidiary of the Promus Companies, Inc. ("Promus"). The Partnership owned properties in Colorado, Minnesota, Missouri and Ohio and has joint venture interests in partnerships which owned properties in Alabama, Arkansas, Georgia, Michigan, North Carolina, South Carolina, Tennessee and Texas. The managing general partner is Montgomery Realty Company-85 ("MRC-85"), a California general partnership. The general partners of MRC-85 are Fox Realty Investors ("FRI"), a California general partnership, and NPI Realty Management Corp. ("NPI Realty"), a Florida corporation. On February 13, 1996 NPI Realty, which acquired its interest in MRC-85 from Montgomery Realty Corporation on November 15, 1995, became the managing general partner of MRC-85. The associate general partner is GHI Associates of which FRI is the general partner and Prudential-Bache Properties, Inc. is the limited partner. Capital contributions of $58,982,000 ($1,000 per unit) were made by the limited partners.

On February 15, 1996, Devon Associates ("Devon") offered to purchase up to 21,000 limited partnership outstanding units of the Partnership. Devon Associates acquired 17,302 units, with respect to these offers. An affiliate of the Managing General Partner has an interest in Devon Associates.

In June 1997, pursuant to the terms of the settlement of the class action lawsuit brought in connection with the Devon tender offer, the Partnership sold its investment properties to an unrelated third party, Equity Inns Partnership, L.P., a Tennessee limited partnership.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 1997 to the liquidation basis of accounting. Consequently, assets have been valued at their estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner's estimates as of the date of the financial statements.

The statement of net assets in liquidation as of December 31, 1997, includes approximately $107,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed June 30, 1998. These costs include anticipated legal fees and administrative expenses, net of estimated interest income from cash balances. Because the realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Subsequent Event:

On March 17, 1998, Insignia Financial Group, Inc. ("Insignia") entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership. It is anticipated, however, that the Partnership will be liquidated prior to the consummation of the AIMCO transaction. In any event, it is not anticipated that this transaction will have a material effect on the Partnership.

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

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Cash and Cash Equivalents: The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Depreciation: Depreciation is computed using the straight-line method based on estimated useful lives ranging from 3 to 39 years.

Deferred Costs: Deferred costs represent the buyout of a services agreement, deferred financing costs and deferred franchise fees. The buyout of the services agreement was being amortized over the remaining term of the services agreement which was 7 years. Financing costs were deferred and amortized, as interest expense, over the lives of the related loans, or expensed, if financing was not obtained. Franchise fees paid in connection with the acquisition of the hotels were deferred and are amortized over the lives of the franchise agreements, which range from ten to twenty years. Land lease costs paid in connection with acquisition of certain hotels were deferred and amortized over the lives of the lease agreements. In connection with the sale of properties during 1997 all remaining deferred cost balances were written off.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $1,574,000, $2,764,000 and $2,827,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

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

Reclassification: Certain reclassifications have been made to the 1996 and 1995 balances to conform to the 1997 presentation.

NOTE B - SALE OF PROPERTIES

On June 24, 1997, the Partnership, sold all of its investment properties, consisting of the Hampton Inn-Kansas City, Hampton Inn-Eden Prairie, Hampton Inn-Dublin, and Hampton Inn-Colorado Springs for a sales price of approximately $20,162,000. The Partnership has a controlling interest in three joint venture partnerships, GHI II Big River Associates, Hampton/GHI Associates No. 2 and Growth Hotel Investors Combined Fund No. 1. On June 24, 1997, GHI II Big River Associates sold its investment property, Hampton Inn-St. Louis for a purchase price of approximately $5,057,000. Additionally, Hampton/GHI Associates No. 2 sold its investment property, Hampton Inn-North Dallas for a sales price of $10,371,000. Finally, on June 24, 1997, Hampton/GHI Associates No. 1 ("Hampton/GHI"), a joint venture in which Growth Hotel Investors Combined Fund No. 1 owns 80%, sold 17 of its 18 investment properties, consisting of the Hampton Inn-Memphis-I-40, Hampton Inn-Columbia West, Hampton Inn-Spartanburg, Hampton Inn-Little Rock, Hampton Inn-Amarillo, Hampton Inn-Greenville, Hampton Inn-Charleston, Hampton Inn-Memphis-Poplar, Hampton Inn-Greensboro, Hampton Inn-Birmingham, Hampton Inn-Atlanta, Hampton Inn-Chapel Hill, Hampton Inn-Dallas, Hampton Inn-Nashville, Hampton Inn-San Antonio, Hampton Inn-Madison Heights, and Hampton Inn-Northlake for a purchase price of approximately $107,576,000. The investment properties were sold to an unrelated third party, Equity Inns Partnership, L.P. ("Equity Inns"), a Tennessee limited partnership. The properties were sold in accordance with the settlement of the class action lawsuit brought in connection with the tender offer made by Devon Associates. The Partnership's last hotel property, the Hampton Inn-Mountain Brook, was sold to Equity Inns on August 1, 1997 for a sales price of approximately $8,758,000.

The aggregate purchase price for all 24 properties was approximately $151,924,000. The Partnership received net proceeds, after satisfaction of outstanding indebtedness and closing costs, from the sale of its investment properties of approximately $19,771,000. In addition, the Partnership received approximately $59,658,000 from its consolidated joint venture in distributions from the sale of its properties and from operations. The Partnership made distributions of $68,464,000 ($1,160.76 per unit) to its limited partners and approximately $1,688,000 to the General Partner from these net proceeds in 1997. Included in the distributions paid to the General Partners is approximately $291,000 of accrued distributions of subordinated sales incentives. It is anticipated that the Partnership will be dissolved during 1998 and the remaining cash, and any funds from operations, will be distributed to the partners at that time.

The Partnership recognized a gain of approximately $67,008,000 due to the sale of its investment properties and the properties in which the Partnership had a controlling interest. Approximately $18,422,000 of the gain from the sale of the properties in Growth Hotel Investors Combined Fund No. 1 was allocated to the Partnership's joint venture partner, Growth Hotel Investors.

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

In connection with the sale by Hampton/GHI Associates No. 1 and No. 2 ("Hampton/GHI's") of its properties, the Partnership's joint venture partner, Hampton Inns, Inc. ("Hampton"), was to be distributed a portion of the net sale proceeds. However, pursuant to the terms of the Hampton/GHI's Joint Venture Agreements, Hampton was obligated to contribute to Hampton/GHI's an amount equal to the deficit of its tax capital accounts, which amount was in excess of the amount to be distributed to Hampton. As a result, the Partnership set aside as a reserve the amount which otherwise would have been distributed to Hampton.
The joint ventures received such payment from Hampton for its deficit restoration obligation on November 5, 1997 in the amount of approximately $9,163,000.

NOTE C - ADJUSTMENT TO LIQUIDATION BASIS OF ACCOUNTING

At December 31, 1997, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount and include all estimated costs associated with carrying out the liquidation. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $69,000. The adjustments are summarized as follows:


                                                        Increase (Decrease)
                                                           in Net Assets
                                                           (in thousands)

Adjustment to record estimated costs associated
 with the liquidation (Note A)                               $ (107)

Adjustment of other assets and liabilities                       38

Net decrease in net liabilities                              $  (69)


NOTE D - TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES:

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Balances and other transactions with affiliates of Managing General Partner in 1997, 1996, and 1995 are as follows:

                                                      1997     1996   1995
                                                         (in thousands)

Reimbursement for services of affiliates (primarily
 included in general and administrative expenses)     $201     $242    $213


In accordance with the partnership agreement, the general partner and affiliates received a partnership management fee in the amount of 10 percent of cumulative cash from operations available for distribution (as defined in the partnership agreement). Fees paid or accrued pursuant to this agreement in 1997, 1996 and 1995 were $756,000, $385,000, and $385,000, respectively, and are included in general and administrative expenses. Additional fees due to the general partners have been accrued at December 31, 1997 as described in Note L - Commitments and Contingencies.

NOTE E - RELATED PARTY TRANSACTIONS

In addition to the fees paid to the general partner and affiliates as set forth above, the Partnership had agreements with affiliates of its joint venture partners, which provide for the management and operations of the joint venture properties and services provided under each property's franchise agreement. Fees paid pursuant to these agreements are generally based on a percentage of gross revenues from operations of the property and for the years ended December 31, 1997, 1996 and 1995 were $2,846,000, $6,034,000, and $6,058,000, respectively. In addition, affiliates of the joint venture partners received reimbursement of expenses during the years ended December 31, 1997, 1996, and 1995 of $485,000, $863,000 and $986,000, respectively. These expenses are included in operating expenses.

NOTE F - RESTRICTED CASH

Restricted cash at December 31, 1996, represents funds provided for and maintained by certain properties pursuant to the related notes payable agreements, to meet future capital requirements and debt service payments. With the sale of the properties in 1997, this requirement is no longer applicable.

NOTE G - PURCHASE OF JOINT VENTURE PARTNERS' INTERESTS

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

NOTE H - DEFERRED COSTS

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

At December 31, 1996, accumulated amortization of deferred costs relating to the service agreement totaled approximately $286,000.

At December 31, 1996, accumulated amortization of deferred costs relating to franchise fees totaled approximately $350,000.

In conjunction with the sale of properties during 1997 all deferred cost balances were written off and included with the gain on sale of investment properties.

NOTE I - NOTES PAYABLE

Individual properties and improvements were pledged as collateral for the related notes payable. The mortgages encumbering sixteen of the eighteen hotels owned by the Combined Fund were cross collateralized. The notes carried an interest rate of approximately 12 percent, except for, the mortgage encumbering the Partnership's St. Louis, Missouri property which was financed by a private activity revenue bond. Interest was established monthly as provided in the agreement. The average monthly interest rate on this note was 6.01 percent. Upon the sale of the respective properties securing the notes all related notes payable were paid in full.

At December 31, 1996, accumulated amortization of deferred financing costs totaled approximately $74,000. As a result of all the notes payable being paid during 1997 the related deferred financing costs have accordingly been written off during 1997.

NOTE J - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

The differences between the method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows:

                                                       1997      1996       1995
                                                    (in thousands, except unit data)
Net income - financial statements                    $49,150  $ 5,489     $ 5,712
Differences resulted from:
 Minority interest in joint ventures' operations      (3,748)     390         353
 Depreciation and other amortization                     121     (985)       (777)
 Deferred costs                                           --       --      (1,425)
 Gain on sale and other                                7,044       24          (5)

Net income - income tax method                       $52,567  $ 4,918     $ 3,858

Taxable income per limited partnership
 Assignee unit after giving effect to the
 Allocation to the general partner                   $   837  $    82     $    64

Partner's capital-financial statements               $    --  $40,002     $37,975
Net assets in liquidation, as reported                 5,370
Differences resulted from:
 Deferred sales commissions and organization
  costs                                                2,078    2,078       2,078
 Capital account adjustment                                7        7           7
 Minority interest in joint ventures' operations          --    7,890       7,500
 Deferred costs                                           --   (1,425)     (1,425)
 Depreciation and other amortization                      --   (9,392)     (8,407)
 Other                                                   998      149         122

Partners' capital-income tax method                  $ 8,453  $39,309     $37,850

NOTE K - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

Reconciliation of Investment Properties and Accumulated Depreciation:

                                            Years Ended December 31,
                                          1997        1996        1995
                                                 (in thousands)

Balance at beginning of year           $ 127,060     $121,883   $127,768
Property improvements                      3,350        4,677      4,264
Purchase of joint venture interests           --          500        415
Sale of investment properties           (130,410)          --         --
Retirement of assets                          --           --    (10,564)

Balance at end of year                 $      --     $127,060   $121,883

Accumulated Depreciation

Balance at beginning of year           $  43,677     $ 38,136   $ 43,597
Additions charged to expense               3,095        5,541      5,103
Sale of investment properties            (46,772)          --         --
Retirement of assets                          --           --    (10,564)

Balance at end of year                 $      --     $ 43,677   $ 38,136

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996, was approximately $137,705,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996, was approximately $61,140,000.

NOTE L - COMMITMENT AND CONTINGENCIES

In connection with the sale of the properties owned by the Hampton/GHI's and the liquidation of the joint ventures, the Partnership's joint venture partner, Hampton Inns, Inc. ("Hampton"), was to be distributed a portion of the net sale proceeds. However, pursuant to the terms of the Hampton/GHI's Joint Venture Agreements, Hampton was obligated to contribute to Hampton/GHI's an amount equal to the deficit of its tax capital accounts, which amount was in excess of the amount to be distributed to Hampton. As a result, the Partnership set aside as a reserve the amount which otherwise would have been distributed to Hampton. Hampton/GHI's received such payment from Hampton for its deficit restoration obligation on November 5, 1997 in the amount of approximately $9,163,000.

The classification of the funds received from Hampton is not clearly defined in the partnership agreement. If the funds are classified as funds from operations, the General Partners would be due a partnership management incentive on the distribution of these funds in the amount of approximately $1,063,000. The general partners have agreed to take 50% of such fee or $532,000, which has been accrued at December 31, 1997. In addition, the general partners are entitled to a subordinated sales incentive of approximately $582,000. The general partners have agreed to take 50% of such fee or $291,000.

The Partnership holds a warranty reserve escrow account in the amount of approximately $3,432,000. This escrow must be held for the period of one year from the closing date of the sale of the investment properties. If the purchaser has not notified the Partnership of any amounts owed to it, the Partnership will distribute such funds to its partners. At March 30, 1998, no notification had been given from the purchaser that any amounts were due the purchaser under the agreement.

NOTE M - TENDER OFFERS

On February 15, 1996, Devon Associates ("Devon") offered to purchase up to 21,000 and 15,000 limited partnership outstanding units (the "Units") of the Partnership, and GHI, respectively. Devon Associates acquired 17,302 and 13,401 units, with respect to these offers, respectively. The offer for the Partnerships Units was at a purchase price of $750 and $705, respectively, per unit, net to the seller in cash, without interest, upon the terms and conditions set forth in the offer to purchase. Certain beneficial owners of Devon are affiliated with the general partners of the Partnership and GHI. In addition, an affiliate of Insignia is both a shareholder in the general partner of Cayuga Associates, LP, the controlling general partner in Devon, and a limited partner in Devon.


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

As of March 1, 1998, the names and positions held by the officers and directors of NPI Realty are as follows:

     Name                                Age               Position

William H. Jarrard, Jr.                  51                President and
                                                           Director

Ronald Uretta                            41                Vice President and
                                                           Treasurer

Daniel M. LeBey                          32                Vice President and
                                                           Secretary

Robert D. Long, Jr.                      30                Vice President

Kelley M. Buechler                       40                Assistant Secretary

Martha L. Long                           38                Controller

William H. Jarrard, Jr. has been President and Director of NPI Realty since January 1996. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the General Partner since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of NPI Realty since January 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Daniel M. LeBey has been Vice President and Secretary of NPI Realty since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Robert D. Long, Jr. has been Vice President of NPI Realty since January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Kelley M. Buechler has been Assistant Secretary of NPI Realty and Assistant Secretary of Insignia since 1991.

Martha L. Long has been Controller of NPI Realty since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank, in Greenville, SC.

There are no family relationships between or among any officers and directors.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of March 1, 1998.

Name and address of               Amount and nature of
Beneficial Owner                  Beneficial Owner           % of Class

Devon Associates (1) (2)              17,302                    29.33%

All directors and executive
    officers as a group
    (four persons)                      --                       --
___________________

        (1) The business address for Devon Associates is 100 Jericho Quadrangle, Suite 214, Jericho, New York 11753.
        (2)    Based upon information supplied to the Registrant by Devon
               Associates.

The Registrant is a limited partnership and has no officers or directors. The Managing General Partner has discretionary control over most of the decisions made by or for the Registrant in accordance with the terms of the Partnership Agreement. Affiliates of the Managing General Partner own less than one percent of the Registrant's voting securities. However, an affiliate of the Managing General Partner holds an interest in Devon Associates.

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

Balances and other transactions with affiliates of the Managing General Partner in 1997, 1996, and 1995 are as follows:

                                                  1997         1996      1995
                                                          (in thousands)
Reimbursement for services of affiliates        $201           $242      $213

In accordance with the partnership agreement, the general partner and affiliates received a partnership management fee in the amount of 10 percent of cash from operations available for distribution (as defined in the partnership agreement). Fees paid or accrued pursuant to this agreement in 1997, 1996 and 1995 were $756,000, $385,000 and $385,000 for each year, respectively, and are included in general and administrative expenses.

In addition to the fees paid to the general partner and affiliates as set forth above, the Partnership has agreements with affiliates of its joint venture partners, which provide for the management and operations of the joint venture properties and services provided under each property's franchise agreement. Fees paid pursuant to these agreements are generally based on a percentage of gross revenues from operations of the property and for the years ended December 31, 1997, 1996 and 1995 were $2,846,000, $6,034,000, and $6,058,000, respectively. In addition, affiliates of the joint venture partners received reimbursement of expenses during the years ended December 31, 1997, 1996, and 1995 of $485,000, $863,000 and $986,000, respectively. These expenses are included in operating expenses.

On February 15, 1996, Devon Associates, a New York general partnership, commenced a tender offer (the "Offer") for up to 21,000 of the outstanding Units at a purchase price of $750.00 per Unit. Devon Associates acquired 17,302 units with respect to this offer.

As required by the settlement of the class action brought in connection with the tender offer made by Devon Associates discussed above, the Registrant and Growth Hotel Investors ("GHI"), the Registrant's joint venture partner in the Combined Fund properties, marketed all of their properties for sale. In this regard, the Registrant and GHI retained Bear, Stearns & Co Inc. to assist in the marketing of such properties. On June 24, 1997, the Partnership, sold all of its investment properties, consisting of the Hampton Inn-Kansas City, Hampton Inn-Eden Prairie, Hampton Inn-Dublin, and Hampton Inn-Colorado Springs for a sales price of approximately $20,162,000. The Partnership has a controlling interest in three joint venture partnerships, GHI II Big River Associates, Hampton/GHI Associates No. 2 and Growth Hotel Investors Combined Fund No. 1. On June 24, 1997, GHI II Big River Associates sold its investment property, Hampton Inn-St. Louis for a purchase price of approximately $5,057,000. Additionally, Hampton/GHI Associates No. 2 sold its investment property, Hampton Inn-North Dallas for a sales price of $10,371,000. Finally, on June 24, 1997, Hampton/GHI Associates No. 1 ("Hampton/GHI"), a joint venture in which Growth Hotel Investors Combined Fund No. 1 owns 80%, sold 17 of its 18 investment properties, consisting of the Hampton Inn-Memphis-I-40, Hampton Inn-Columbia West, Hampton Inn-Spartanburg, Hampton Inn-Little Rock, Hampton Inn-Amarillo, Hampton Inn-Greenville, Hampton Inn-Charleston, Hampton Inn-Memphis-Poplar, Hampton Inn-Greensboro, Hampton Inn-Birmingham, Hampton Inn-Atlanta, Hampton Inn-Chapel Hill, Hampton Inn-Dallas, Hampton Inn-Nashville, Hampton Inn-San Antonio, Hampton Inn-Madison Heights, and Hampton Inn-Northlake for a purchase price of approximately $107,576,000. The investment properties were sold to an unrelated third party, Equity Inns Partnership, L.P., a Tennessee limited partnership. The properties were sold in accordance with the settlement of the class action lawsuit brought in connection with the tender offer made by Devon Associates. The Partnership's last hotel property, the Hampton Inn-Mountain Brook, was sold on August 1, 1997 for a sales price of approximately $8,758,000.

The aggregate purchase price for all 24 properties was approximately $151,924,000. The Partnership received net proceeds, after satisfaction of outstanding indebtedness and closing costs, from the sale of its investment properties of approximately $19,771,000. In addition, the Partnership received approximately $59,658,000 from its consolidated joint venture in distributions from the sale of its properties and from operations. The Partnership made distributions of $68,464,000 ($1,160.76 per unit) to its limited partners and approximately $1,688,000 to the General Partners from these net proceeds in 1997. Included in the distributions paid to the General Partners is approximately $291,000 of accrued distributions of subordinated sales incentives. It is anticipated that the Partnership will be dissolved during 1998 and the remaining cash, and any funds from operations, will be distributed to the partners at that time.

In connection with the sale by Hampton/GHI Associates No. 1 and No. 2 ("Hampton/GHI's") of their properties, the Partnership's joint venture partner, Hampton Inns, Inc. ("Hampton"), was to be distributed a portion of the net sale proceeds. However, pursuant to the terms of the Hampton/GHI's Joint Venture Agreements, Hampton was obligated to contribute to Hampton/GHI's an amount equal to the deficit of its tax capital account, which amount was in excess of the amount to be distributed to Hampton. As a result, the Partnership set aside as a reserve the amount which otherwise would have been distributed to Hampton. The joint ventures received such payment from Hampton for its deficit restoration obligation on November 5, 1997 in the amount of approximately $9,163,000.

The classification of the funds received from Hampton is not clearly defined in the partnership agreement. If the funds are classified as funds from operations, the General Partners would be due a partnership management incentive on the distribution of these funds in the amount of approximately $1,063,000. The general partners have agreed to take 50% of such fee or $532,000, which has been accrued at December 31, 1997. In addition, the general partners are entitled to a subordinated sales incentive of approximately $582,000. The general partners have agreed to take 50% of such fee or $291,000.

The Partnership holds a warranty reserve escrow account in the amount of approximately $3,432,000. This escrow must be held for the period of one year from the closing date of the sale of the investment properties. If the purchaser has not notified the Partnership of any amounts owed to it, the Partnership will distribute such funds to its partners. At March 30, 1998, no notification had been given from the purchaser that any amounts were due the purchaser under the agreement.

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

Signature/Name                   Title                     Date

/s/ William H. Jarrard, Jr.      President and             May 12, 1998
William H. Jarrard, Jr.           Director


/s/Ronald Uretta                 Principal Financial       May 12, 1998
Ronald Uretta                     Officer and Principal
                                  Accounting Officer