Form 10-Q
period 1998-03-31
GROWTH HOTEL INVESTORS II
filed 1998-05-15
CIK 791346

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


                 For the quarterly period ended March 31, 1998


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



                           PART I - FINANCIAL INFORMATION


 ITEM 1.  FINANCIAL STATEMENTS

  a)
                           GROWTH HOTEL INVESTORS II
                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                 (in thousands)


                                                        March 31, December 31,
                                                           1998        1997
                                                        (Unaudited)   (Note)
Assets
  Cash and cash equivalents                              $ 4,153     $ 4,228
  Restricted escrow                                        3,468       3,432
                                                           7,621       7,660
Liabilities
  Accounts payable and state withholding taxes payable     1,281       1,351
  Accounts payable affiliates                                  6           9
  Distribution payable to General Partners                   291         291
  Fees due to General Partners                               532         532
  Estimated costs during period of liquidation               198         107
                                                           2,308       2,290
Net assets in liquidation                                $ 5,313     $ 5,370


Note:The Statement of Net Assets in Liquidation at December 31, 1997, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See Notes to Consolidated Financial Statements

b)
                           GROWTH HOTEL INVESTORS II
               STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                  (Unaudited)
                       Three Months Ended March 31, 1998
                                 (in thousands)


Net assets in liquidation at beginning of period                   $ 5,370

Changes in net assets in liquidation
  attributed to:

  Decrease in cash and cash equivalents                                (75)
  Increase in restricted escrow                                         36
  Decrease in accounts payable and other                                70
  Decrease in accounts payable affiliate                                 3
  Increase in estimated costs during the period
     of liquidation                                                    (91)

Net assets in liquidation at end of period                         $ 5,313


                 See Notes To Consolidated Financial Statements

c)
                           GROWTH HOTEL INVESTORS II

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                       Three Months Ended March 31, 1997
                        (in thousands, except unit data)



Revenues:
  Hotel operations                                      $ 11,552
  Interest income                                             89
    Total revenues                                        11,641

Expenses:
  Hotel operations                                         7,742
  Mortgage interest                                        1,196
  Depreciation                                             1,463
  General and administrative                                 219
    Total expenses                                        10,620

Income before minority interest in joint
  venture's operation                                      1,021

Minority interest in joint ventures' operations             (422)

Net income                                              $    599

Net income allocated to general partners (2%)           $     12
Net income allocated to limited partners (98%)               587

Net income                                              $    599

Net income per limited partnership unit                 $   9.97


                 See Notes to Consolidated Financial Statements

d)
                           GROWTH HOTEL INVESTORS II

              CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)
                       Three Months Ended March 31, 1997
                        (in thousands, except unit data)


                                 Limited    General     Limited
                               Partnership Partners'   Partners'     Total
                                  Units      Deficit     Equity     Equity

Original capital contributions   58,982      $    --   $  58,982   $  58,982

Partners' (deficit) equity at
  December 31, 1996              58,982      $  (227)  $  40,229   $  40,002

Net income for the three
  months ended March 31, 1997        --           12         587         599

Distributions                        --          (17)       (848)       (865)

Partners' (deficit) equity at
  March 31, 1997                 58,982      $  (232)  $  39,968   $  39,736


                 See Notes to Consolidated Financial Statements

e)
                           GROWTH HOTEL INVESTORS II
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                       Three Months Ended March 31, 1997
                                 (in thousands)



Cash flows from operating activities:
  Net income                                                   $   599
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                              1,514
      Minority interest in joint ventures' operations              422
      Change in accounts:
       Accounts receivable and other assets                       (331)
       Accounts payable and other liabilities                      809

         Net cash provided by operating activities               3,013

Cash flows from investing activities:
  Property and improvement and replacements                     (1,044)
  Restricted cash increase                                         (36)

         Net cash used in investing activities                  (1,080)

Cash flows from financing activities:
  Notes payable principal payments                                (169)
  Cash distribution to partners                                   (865)
  Due (from) to affiliate                                         (270)

         Net cash used in financing activities                  (1,304)

Net increase (decrease) in cash and cash equivalents               629

Cash and cash equivalents at beginning of period                 8,302

Cash and cash equivalents at end of period                     $ 8,931

Supplemental information:
  Interest paid                                                $ 1,194


                 See Notes to Consolidated Financial Statements

f)
                           GROWTH HOTEL INVESTORS II

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

On February 15, 1996, Devon Associates, a New York general partnership, commenced a tender offer (the "Offer") for up to 21,000 of the outstanding Limited Partnership Units ("the Units") at a purchase price of $750.00 per Unit. An affiliate of the Managing General Partner has an interest in Devon Associates. Devon Associates acquired 17,302 Units with respect to this offer.

The Partnership sold its investment properties on June 24, 1997 to an unrelated third party, Equity Inns Partnership, L.P., a Tennessee limited partnership. The properties were sold in accordance with the settlement of the class action lawsuit brought in connection with the tender offer made by Devon Associates. The Partnership's last hotel property, the Hampton Inn - Mountain Brook, was sold to Equity Inns on August 1, 1997.

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

The statement of net assets in liquidation as of March 31, 1998, includes approximately $198,000 of accrued costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed during 1998. These costs principally include legal and administrative expenses. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

NOTE B - SALE OF PROPERTIES

On June 24, 1997, the Partnership, sold all of its investment properties, consisting of the Hampton Inn-Kansas City, Hampton Inn-Eden Prairie, Hampton Inn-Dublin, and Hampton Inn-Colorado Springs for a sales price of approximately $20,162,000. The Partnership has a controlling interest in three joint venture partnerships, GHI II Big River Associates, Hampton/GHI Associates No. 2 and Growth Hotel Investors Combined Fund No. 1. On June 24, 1997, GHI II Big River Associates sold its investment property, Hampton Inn-St. Louis for a purchase price of approximately $5,057,000. Additionally, Hampton/GHI Associates No. 2 sold its investment property, Hampton Inn-North Dallas for a sales price of $10,371,000. Finally, on June 24, 1997, Hampton/GHI Associates No. 1 ("Hampton/GHI"), a joint venture in which Growth Hotel Investors Combined Fund No. 1 owns 80%, sold 17 of its 18 investment properties, consisting of the Hampton Inn- Memphis-I-40, Hampton Inn-Columbia West, Hampton Inn-Spartanburg, Hampton Inn-Little Rock, Hampton Inn-Amarillo, Hampton Inn-Greenville, Hampton Inn-Charleston, Hampton Inn-Memphis-Poplar, Hampton Inn-Greensboro, Hampton Inn-Birmingham, Hampton Inn-Atlanta, Hampton Inn-Chapel Hill, Hampton Inn-Dallas, Hampton Inn-Nashville, Hampton Inn-San Antonio, Hampton Inn-Madison Heights, and Hampton Inn-Northlake for a purchase price of approximately $107,576,000. The investment properties were sold to an unrelated third party, Equity Inns Partnership, L.P., a Tennessee limited partnership. The properties were sold in accordance with the settlement of the class action lawsuit brought in connection with the tender offer made by Devon Associates. The Partnership's last hotel property, the Hampton Inn-Mountain Brook, was sold on August 1, 1997 for a sales price of approximately $8,758,000.

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

Pursuant to the terms of the settlement agreement with respect to the class actions brought by limited partners of the Partnership and Growth Hotel Investors ("GHI"), an affiliated partnership, against, among others, the Partnership, GHI and their general partners, the Partnership and GHI were required to pay the plaintiff's attorneys' fees associated with such actions.
As a result, an aggregate of $1,800,000 ($1,217,000 of which is allocable to the partnership) was paid in 1997 to the plaintiff's attorneys for fees and expense reimbursements.


NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The managing general partner of the Partnership is Montgomery Realty Company-85 ("MRC-85"). The general partners of MRC-85 are Fox Realty Investors ("FRI"), and NPI Realty Management Corp. ("NPI Realty"). On February 13, 1996 NPI Realty, which acquired its interest in MRC-85 from Montgomery Realty Corporation on November 15, 1995, became the managing general partner of MRC-85. The associate general partner is GHI Associates of which FRI is the general partner and Prudential-Bache Properties, Inc. is the limited partner.

On January 19, 1996, all of the issued and outstanding shares of stock of National Property Investors, Inc. ("NPI"), the sole shareholder of both NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and NPI Realty was acquired by an affiliate of Insignia Financial Group, Inc. ("Insignia"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and NPI Realty.

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following expenses were paid or accrued to the General Partners and affiliates during the three months ended March 31, 1998 and 1997:

                                                         1998       1997
                                                          (in thousands)

Reimbursement for services of affiliates                  $ 44     $ 38

In accordance with the partnership agreement, the general partner and affiliates received a partnership management fee in the amount of 10 percent of cumulative cash from operations available for distribution (as defined in the partnership agreement). Fees paid or accrued pursuant to this agreement during the three months ended March 31, 1997 was $96,000 and are included in general and administrative expenses. There were no such fees paid during the three months ended March 31, 1998.

In addition to the fees paid to the general partner and affiliates as set forth above, the Partnership had agreements with affiliates of its joint venture partners, which provide for the management and operations of the joint venture properties and services provided under each property's franchise agreement. Fees paid pursuant to these agreements are generally based on a percentage of gross revenues from operations of the property and for the three months ended March 31, 1997 was $1,349,000. In addition, affiliates of the joint venture partners received reimbursement of expenses during the three months ended March 31, 1997 of $240,000. These expenses are included in operating expenses.

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

NOTE D - DISTRIBUTIONS

The Partnership distributed approximately $14 per unit (approximately $848,000 in total) to the holders of limited partnership units and approximately $17,000 to the general partners during the three months ended March 31, 1997.

NOTE E - COMMITMENT AND CONTINGENCIES

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

The classification of the funds received from Hampton is not clearly defined in the partnership agreement. If the funds are classified as funds from operations, the General Partners would be due a partnership management incentive on the distribution of these funds in the amount of approximately $1,063,000. The general partners have agreed to take 50% of such fee or $532,000, which has been accrued at December 31, 1997 and March 31, 1998. In addition, the general partners are entitled to a subordinated sales incentive of approximately $582,000. The general partners have agreed to take 50% of such fee or $291,000.

The Partnership holds a warranty reserve escrow account in the amount of approximately $3,468,000 at March 31, 1998. This escrow must be held for the period of one year from the closing date of the sale of the investment properties. If the purchaser has not notified the Partnership of any amounts owed to it, the Partnership will distribute such funds to its partners. At March 31, 1998, no notification had been given from the purchaser that any amounts were due the purchaser under the agreement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

On June 24 and August 1, 1997, the Partnership sold all of its investment properties and joint venture properties (see "Item 1. Financial Statements Note B - Sale of Properties" for information related to the sale). As a result of the sale of its investment properties and the decision to liquidate the Partnership, the Partnership changed its basis of accounting to the liquidation basis of accounting for its financial statements at December 31, 1997. Consequently, assets have been valued at their estimated net realizable value (including subsequent actual transactions described below) and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner's estimates as of the date of the financial statements.

The statement of net assets in liquidation as of March 31, 1998, includes approximately $198,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed during the third quarter of 1998. These costs include anticipated legal fees and administrative expenses, net of estimated interest income. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

No cash distributions were made in the first quarter of 1998. A cash distribution of approximately $865,000 from cash from operations was made in February 1997. Approximately $848,000 was paid to the limited partners and $17,000 was distributed to the general partners.

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

The classification of the funds received from Hampton is not clearly defined in the partnership agreement. If the funds are classified as funds from operations, the General Partners would be due a partnership management incentive on the distribution of these funds in the amount of approximately $1,063,000. The general partners have agreed to take 50% of such fee or $532,000, which has been accrued at December 31, 1997 and March 31, 1998. In addition, the general partners are entitled to a subordinated sales incentive of approximately $582,000. The general partners have agreed to take 50% of such fee or $291,000.

The Partnership holds a warranty reserve escrow account in the amount of approximately $3,468,000 at March 31, 1998. This escrow must be held for the period of one year from the closing date of the sale of the investment properties. If the purchaser has not notified the Partnership of any amounts owed to it, the Partnership will distribute such funds to its partners. At March 31, 1998, no notification had been given from the purchaser that any amounts were due the purchaser under the agreement.

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a) Exhibit 27:

       Financial Data Schedule, is filed as an exhibit to this report.

    b) Reports on Form 8-K:

       None were held during the quarter ended March 31, 1998.



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





                                GROWTH HOTEL INVESTORS II

                                By:    MONTGOMERY REALTY COMPANY 85,
                                       Its General Partner

                                By:    NPI REALTY MANAGEMENT CORP.
                                       Its Managing General Partner

                                       /s/William H. Jarrard, Jr.
                                       President and Director

                                       /s/Ronald Uretta
                                       Principal Financial Officer
                                       and Principal Accounting Officer


                                Date:  May 15, 1998